Form 10-K
period 1996-12-31
CHANCELLOR RADIO BROADCASTING CO; CHANCELLOR BROADCASTING LICENSEE CO; CHANCELLOR BROADCASTING CO /DE/
filed 1997-03-28
CIK 925744, 925752, 1002909

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ----------------------
                                   FORM 10-K

             Annual Report Pursuant to Section 13 or Section 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

  Commission File No. 0-27726        Commission File No. 33-80534      Commission File No. 33-80534
    CHANCELLOR BROADCASTING                CHANCELLOR RADIO              CHANCELLOR BROADCASTING
            COMPANY                      BROADCASTING COMPANY               LICENSEE COMPANY
   (Exact Name of Registrant          (Exact Name of Registrant         (Exact Name of Registrant
  as Specified in Its Charter)       as Specified in Its Charter)      as Specified in Its Charter)

            DELAWARE                           DELAWARE                          DELAWARE
(State or other jurisdiction of    (State or other jurisdiction of     (State or other jurisdiction of
 incorporation or organization)     incorporation or organization)    incorporation or organization)

           75-2538487                         75-2544623                        75-2544625
(I.R.S. Employer Identification    (I.R.S. Employer Identification    (I.R.S. Employer Identification
            Number)                            Number)                           Number)

          12655 N. CENTRAL EXPRESSWAY, SUITE 405, DALLAS, TEXAS 75243 (Address of Principal Executive Offices, Including Zip Code)

                            AREA CODE (972) 239-6220
              (Registrants' Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE,
                       OF CHANCELLOR BROADCASTING COMPANY

     Indicate by check mark whether Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of Chancellor Broadcasting Company at March 25, 1997 was $225,223,070. As of March 25, 1997, 10,437,212 shares of the Class A Common Stock, par value $.01 per share, 8,547,910 shares of the Class B Common Stock, par value $.01 per share, and zero shares of the Class C Common Stock, par value $.01 per share, of Chancellor Broadcasting Company were outstanding. There are no shares of voting stock of Chancellor Radio Broadcasting Company or non-affiliates thereof. As of March 25, 1997, 1,000 shares of common stock, par value $.01 per share of Chancellor Radio Broadcasting Company, and 1,000 shares of common stock, par value $.01 per share of Chancellor Broadcasting Licensee Company were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I

ITEM 1.  BUSINESS.....................................................    2
ITEM 2.  PROPERTIES...................................................   12
ITEM 3.  LEGAL PROCEEDINGS............................................   13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   13

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..........................................   13
ITEM 6.  SELECTED FINANCIAL DATA......................................   14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION...........................   16
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   19
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..........................   19

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS..........   20
ITEM 11. EXECUTIVE COMPENSATION.......................................   23
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...................................................   27
ITEM 13. CERTAIN TRANSACTIONS.........................................   28

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K..................................................   31

                                     PART I

                CERTAIN DEFINITIONS AND MARKET AND INDUSTRY DATA


      As used in this document, unless the context otherwise requires, (i) "Chancellor" refers to Chancellor Broadcasting Company (formerly named Chancellor Corporation); (ii) the "Company" refers to Chancellor and its subsidiaries, collectively (including the Company's predecessor, Chancellor Communications); (iii) "Chancellor Radio Broadcasting" refers to Chancellor Radio Broadcasting Company (formerly named Chancellor Broadcasting Company), a wholly owned subsidiary of Chancellor; (iv) "Broadcasting Licensee" refers to Chancellor Broadcasting Licensee Company, a wholly owned subsidiary of Chancellor Radio Broadcasting; (v) "Chancellor Communications" refers to Chancellor Communications Corporation and its subsidiaries, collectively, which were acquired by the Company in October 1994 and which merged with and into Chancellor Radio Broadcasting in December 1995; (vi) "Old Chancellor Communications" refers to KFBK-AM/ KGBY-FM, a division of Group W Radio, Inc.
(Cal), which Chancellor Communications acquired in January 1994; (vii) the "American Media Station Group" refers to the group of 11 radio stations acquired from American Media, Inc. and certain of its affiliates in October 1994; (viii) "Shamrock Broadcasting" refers to Trefoil Communications, Inc. and its wholly owned subsidiary, Shamrock Broadcasting, Inc., and their respective subsidiaries, collectively; (ix) "Malrite" refers to the radio operations of Malrite Communications Group, Inc., which merged with and into Shamrock Broadcasting in July 1993; (x) "Colfax" refers to Colfax Communications, Inc. and its affiliates; (xi) "Omni" refers to OmniAmerica Group; (xii) "American Radio" refers to America Radio Systems Corporation; (xiii) "SFX" refers to SFX Broadcasting, Inc.; (xiv) "Secret" refers to Secret Communications. L.P.; (xv) "Clear Channel" refers to Clear Channel Radio, Inc.; (xvi) "Evergreen" refers to Evergreen Media Corporation; and (xvii) "Viacom" refers to Viacom International, Inc.

      The terms "broadcast cash flow" and "EBITDA" are referred to in various places in this document. "Broadcast cash flow" consists of operating income before depreciation and amortization, corporate expenses and non-cash stock option compensation expense. EBITDA consists of operating income before depreciation and amortization and non-cash stock option compensation expense. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that broadcast cash flow is useful to a prospective investor because it is a measure widely used in the broadcast industry to evaluate a broadcast company's operating performance and that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. Neither broadcast cash flow nor EBITDA should be considered in isolation or as a substitute for net income, cash flows from operating activities and other income and cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability.

      The term "duopoly" as used in this report refers to the ownership, management or common control of two FM or two AM stations that provide overlapping service in a single market. The term "LMA" refers to a Local Marketing Agreement, see "Federal Regulation of Radio Broadcasting."

      Unless otherwise indicated herein, (i) metropolitan statistical area ("MSA") ranking by population, market ranking by radio advertising revenue, market radio advertising revenue and the number of viable radio stations per market have been obtained from Duncan's Radio Market Guide (1996 ed.) ("Duncan's"); (ii) total industry listener and revenue levels have been obtained from the Radio Advertising Bureau ("RAB"); (iii) all audience share data and audience rankings, except where specifically stated to the contrary, have been derived from surveys of persons, 25 to 54, listening Monday through Sunday, 6 a.m. to 12 midnight, and are based on the average of the four most recent survey periods, as reported by Arbitron, Radio Market Reports, Metro Audience Trends, The Arbitron Company (copyright 1996) ("Arbitron"); and (iv) revenue share data and revenue rankings in the Company's markets have been obtained from the Miller, Kaplan Market Revenue Report (published monthly), a publication of Miller, Kaplan, Arase & Co., Certified Public Accountants ("Miller Kaplan"), except with respect to the Nassau-Suffolk (Long Island), Pittsburgh and Detroit markets, for which revenue share data and revenue rankings were obtained from Hungerford Radio Revenue Report (published monthly), a publication of Hungerford, Aldrin, Nichols & Carter, Certified Public Accountants ("Hungerford"). Duncan's defines "viable stations" as stations which are active and viable competitors for advertising dollars in the market. The Company considers revenues per viable station to be an indicator of the relative level of competition in a given market for radio advertising revenue. Each of Duncan's, RAB, Arbitron, Miller Kaplan, and Hungerford compile their audience share, revenue share and other statistical data, as the case may be, under procedures and methodologies which are described, and which have the limitations provided, in their respective reports or guides. All such information is provided herein subject to those limitations.

ITEM 1.       BUSINESS

GENERAL

      The Company is one of the largest companies in the United States exclusively devoted to radio broadcasting. The Company focuses on owning and operating radio stations in the top 40 U.S. markets, which account for a disproportionately large percentage of radio advertising revenue. The Company believes that the large revenue base in these markets generally enables operators to achieve a greater degree of profitability than operators in smaller markets. The Company employs a variety of programming formats, including country, oldies, news/talk, adult contemporary, progressive album rock, contemporary hit radio, sports and classical, which the Company believes makes it is less susceptible to changes in listening preferences and reduces its dependence upon any local economy or advertiser category. For the year ended December 31, 1996, assuming that each of the acquisitions, dispositions and exchanges consummated by the Company during 1996 and the Colfax Transaction and Omni Transaction (each as hereinafter defined) consummated by the Company in January and February 1997, respectively, had occurred on January 1, 1996, no single market in which the Company would have operated would have provided more than 15.0% of the Company's net revenues. On a pro forma basis, after giving effect to the completed and pending transactions, excluding the Viacom Acquisition and Evergreen Merger discussed below, as if all such transactions had occurred on January 1, 1996, the Company would have had net revenues of $244.8 million and broadcast cash flow of $93.6 million for the year ended December 31, 1996.

      The following table summarizes certain information relating to the Company's stations as of December 31, 1996, assuming the Company had effected the Colfax Transaction and the Omni Transaction as of such date, and the markets they serve.

                                                               AUDIENCE
                                          RADIO                SHARE IN    TARGET
                         METROPOLITAN    REVENUE    TARGET      TARGET      DEMO-   STATION
 MARKET AND STATION       STATISTICAL    MARKET   DEMOGRAPHIC   DEMOGR-    GRAPHIC  REVENUE
  CALL LETTERS (1)         AREA RANK    RANK (2)     GROUP     APHIC (3)  RANK (3)   RANK             FORMAT
--------------------     -------------  --------  -----------  ---------  --------   ----             ------
New York                       1            2
   WHTZ-FM                                        Adults 18-34    5.6%         6      16    Contemporary Hit Radio
Nassau-Suffolk(4)             14           44
 (Long Island)
   WALK-FM                                        Adults 25-54    7.8%         1       1    Adult Contemporary
   WALK-AM                                        Adults 35-64      --        --      13    Adult Contemporary
   WBAB-FM(5)+*                                   Men 25-49       6.1%         3       3    Album Rock
   WBLI-FM(5)+                                    Women 25-54     5.6%         3       4    Adult Contemporary
   WHFM-FM(5)+*                                                                       12    Album Rock
   WGBB-AM(5)+                                    Adults 25-54     --         --      11    News/Talk
Los Angeles                    2            1
   KLAC-AM                                        Adults 35-64    2.5%       11(tie)  19    Adult Standards/Sports
   KZLA-FM                                        Adults 25-54    2.1%        18     N/A    Country
San Francisco                  4            5
   KNEW-AM                                        Adults 25-54    0.6%        36      14    Country/Sports
   KSAN-FM                                        Adults 25-54    2.3%       13(tie) N/A    Country
   KABL-AM                                        Adults 35-64    1.6%         8      13    Adult Standards
   KBGG-FM                                        Adults 25-54    3.0%        10     N/A    70's Oldies
Washington                     5            6
   WBIG-FM                                        Adults 25-54    5.7%         3       9    Oldies
   WGMS-FM                                        Adults 35-64    5.2%         5      11    Classical
   WTEM-AM                                        Men 18-49       2.1%        17      16    Sports/Talk
Atlanta                        9           10
   WFOX-FM                                        Adults 25-54    5.6%         9      10    Oldies
Riverside-San Bernardino      10           64
   KGGI-FM                                        Adults 18-34    7.1%         3       2    Contemporary Hit Radio
   KMEN-AM                                        Men 25-54         --        --      --    Oldies

                                                               AUDIENCE
                                          RADIO                SHARE IN    TARGET
                         METROPOLITAN    REVENUE    TARGET      TARGET      DEMO-   STATION
 MARKET AND STATION       STATISTICAL    MARKET   DEMOGRAPHIC   DEMOGR-    GRAPHIC  REVENUE
  CALL LETTERS (1)         AREA RANK    RANK (2)     GROUP     APHIC (3)  RANK (3)   RANK             FORMAT
--------------------     -------------  --------  -----------  ---------  --------   ----             ------
Minneapolis-St. Paul          12           15
   KTCZ-FM*                                       Men 25-49       6.2%         4      10    Progressive Album Rock
   KTCJ-AM*
   KDWB-FM                                        Adults 18-34   11.6%         2       6    Contemporary Hit Radio
   KFAN-AM                                        Men 18-49       3.8%        11       4    Sports
   KEEY-FM                                        Adults 25-54    6.2%         6    N/A(6)  Country
   KQQL-FM                                        Adults 25-54    6.3%         5       8    Oldies
   WBOB-FM                                        Adults 18-49    6.1%         6       9    Young Country
Phoenix                       17           17
   KMLE-FM                                        Adults 25-54    7.6%         1       3    Country
   KISO-AM                                        Adults 25-54    0.7%        21      19    Urban Adult Contemporary
   KOOL-FM                                        Adults 25-54    6.6%         3       5    Oldies
   KOY-AM                                         Adults 35-64    3.5%        11      14    Adult Standards
   KYOT-FM                                        Adults 25-54    5.6%         4      10    Contemporary Jazz
   KZON-FM                                        Adults 18-34    5.7%         5      11    Alternative Rock
Pittsburgh                    19           24
   WWSW-AM*                                       Adults 25-54    8.9%         2       3    Oldies
   WWSW-FM*
Denver                        26           14
   KRRF-AM                                        Men 25-54         --        --      --    Talk
   KXKL-FM                                        Adults 25-54    6.1%         5       5    Oldies
   KVOD-FM                                        Adults 25-54    1.8%        15(tie) 14    Classical
   KIMN-FM                                        Adults 25-54    4.7%         9      10    70's Oldies
   KALC-FM                                        Adults 18-34    8.3%         4       9    Hot Adult Contemporary
Cincinnati                    30           20
   WUBE-FM(7)                                     Adults 25-54    9.8%         2       2    Country
   WUBE-AM                                        Adults 35-64      --        --      --    Nostalgia
   WYGY-FM(7)                                     Men 18-34       5.3%         6    N/A(6)  Young Country
   WKYN-AM                                        Men 18-49         --        --      --    Sports/Talk
Sacramento                    34           25
   KGBY-FM                                        Women 25-54    10.3%         1       3    Adult Contemporary
   KHYL-FM                                        Adults 25-54    6.5%         4       4    Oldies
   KFBK-AM                                        Adults 25-54    7.5%         1       1    News/Talk
   KSTE-AM(8)                                     Adults 25-54    3.5%        11(tie)  7    Talk
Orlando                       40           26
   WOCL-FM                                        Adults 25-54    6.3%         5       3    Oldies
   WOMX-FM                                        Adults 25-54    8.7%         1       2    Adult Contemporary
   WJHM-FM                                        Adults 18-34    9.7%         2(tie)  7    Urban Contemporary
   WXXL-FM                                        Adults 18-34   10.6%         1       5    Contemporary Hit Radio

---------------
*   AM and FM stations are simulcast
+   Pending transaction
(1) City of license may be different from metropolitan market served.
(2) Ranking by 1996  aggregate  gross  radio  advertising  revenue  of
    the  principal  MSA  served by the  station.   Source: Duncan's.
(3) Audience share and ranking information pertains to the simulcasted stations as a combination. Revenue rank for the year ended December 31, 1996 as reported by Miller Kaplan and Hungerford (in the case of Nassau-Suffolk, Pittsburgh and Washington, D.C.) Average Quarter Hour Share Estimates, Monday through Sunday, 6 A.M. to Midnight for persons in the target demographic and in the applicable Metro Survey Area. Source: Arbitron Radio Market Report, based on the average of the four quarterly survey periods consisting of Winter, Spring, Summer and Fall 1996.
(4) Nassau-Suffolk may also be considered part of the greater New York market, although it is reported separately as a matter of convention.
(5) The Company currently manages certain limited functions of stations WBAB-FM, WBLI-FM, WHFM and WGBB-AM in Nassau-Suffolk (Long Island), New York, pursuant to an LMA. On July 1, 1996, the Company entered into an agreement with SFX under which the Company will exchange WAPE-FM and WFYV-FM, two Jacksonville, Florida stations acquired from Omni, and $11.0 million in cash for these stations.
(6) Station revenue reported in combination.
(7) WUBE-FM and WYGY-FM are sold in combination and rank second in revenue in their market.
(8) The Company managed certain limited functions of station KSTE-AM in Sacramento, California pursuant to an LMA from July 31, 1996 through March 24, 1997, the date it exchanged the West Palm Beach, Florida stations acquired from Omni for American Radio's station KSTE-AM in Sacramento, California, plus $33.0 million in cash.

OPERATING STRATEGY

     The Company's senior management team, led by Steven Dinetz, its President and Chief Executive Officer, has extensive experience in acquiring radio stations and enhancing their broadcast cash flow. The Company's business strategy relies upon five key elements:

     o Revenue Maximization through Large Local Sales Forces and Effective Inventory Management. The Company seeks to maximize its share of local advertising revenue in each of its markets by developing large, well-trained sales forces that can be employed to efficiently target available advertising sources. Management believes that large sales forces enable it to compete effectively against other radio station operators and position it to obtain additional advertising dollars that otherwise would be spent on other local media, such as television and newspapers. In addition, the Company aggressively manages its stations' inventory position to ensure that revenue is maximized.

     o Emphasis on Margin Enhancement Through Strict Cost Controls. Management maintains tight control of operating expenses to ensure a focus on profitability throughout the Company. Management requires each station to prepare daily reports that track station-level revenues, collections and expenses. These reports enable management to monitor station performance on a real-time basis and promote greater accountability on the part of station management.

     o Targeted Programming and Marketing Efforts. Management focuses on increasing both audience share and audience time spent listening by researching each station's core audience and targeting its programming format to that audience's preferences. The Company reinforces its programming efforts through active marketing and promotional activities that target the same core audiences.

     o Decentralized Management Structure. The Company emphasizes the development of skilled local management and staff with support from the Company's regional managers. The Company seeks to decentralize decision-making so that local managers have the flexibility to develop policies that they consider to be the most effective in improving station performance in their respective markets. To further motivate senior management, the Company has established incentive plans that link compensation directly to station operating performance.

     o Optimize Station Portfolio. The Company seeks to acquire radio stations or radio station groups operating in top 40 markets that possess programming, demographic, technical and operating attributes that management believes it can exploit. The Company's goal is to be a leading radio station operator in each of its markets. However, in markets where management does not believe that it will be able to achieve this goal, the Company may explore the exchange of its stations for radio stations in other markets where the Company can increase its presence or will consider the sale of stations to raise funds for future acquisitions.

HISTORY OF THE COMPANY

      The Company, whose predecessor Chancellor Communications was formed in January 1994 by an affiliate of Hicks Muse Tate & Furst Incorporated, a Dallas and New York based investment firm ("Hicks Muse"), has grown largely through acquisition and related exchange transactions. Since its inception in 1994, the Company has completed eight acquisitions, including the acquisition of radio stations KFBK-AM and KGBY-FM in January 1994, the American Media Station Group in October 1994, radio station KDWB-FM in July 1995, Shamrock Broadcasting in February 1996, radio stations KIMN-FM and KALC-FM in July 1996, radio station WKYN-AM in November 1996, the Colfax Acquisition (as defined) in January 1997, and the Omni Acquisition (as defined) in February 1997.

      The Company's acquisition in February 1996 of Shamrock Broadcasting (the "Shamrock Acquisition"), the owner and operator of 19 radio stations (11 FM and 8 AM) in 10 of the largest markets in the United States, was the Company's largest transaction to date and more than doubled the size of the Company's station portfolio, increasing it at that time from 14 to 33 stations. In July 1996, in order to enhance its position in Denver, which the Company considers to be an attractive market, the Company exchanged a Houston FM Station acquired in the Shamrock Acquisition for two FM stations in Denver (the "Denver Exchange"). In January 1997, the Company disposed of two stations in Detroit, which it had acquired in the Shamrock Acquisition.

      Since the end of 1996, the Company has completed two additional significant transactions, including the acquisition from Omni (the "Omni Acquisition") of eight radio stations located in Orlando, Jacksonville, and West Palm Beach, Florida and the acquisition from Colfax (the "Colfax Acquisition") of twelve stations (8 FM and 4 AM) located in two of the Company's existing markets, Minneapolis-St. Paul and Phoenix, and two new markets, Milwaukee, Wisconsin and Washington, D. C. The Company exchanged the West Palm Beach stations acquired from Omni for 1 AM station in Sacramento, California on March 24, 1997 and has entered into an agreement to exchange the Jacksonville stations acquired from Omni for 3 FM and 1 AM stations in Nassau-Suffolk (Long Island), New York, (the original acquisition and the related exchange transactions collectively being the "Omni Transaction"). After consummation of the pending exchange, the Company will own and operate 4 FM stations in Orlando, Florida, 4 FM and 2 AM stations in Nassau-Suffolk and 2 FM and 2 AM stations in Sacramento, California. The Company has also entered into an agreement to sell the Colfax Milwaukee stations (the "Milwaukee Disposition") (the Colfax Acquisition and the related disposition collectively being the "Colfax Transaction"). As a result of the Colfax Acquisition, the Company has 5 FM and 2 AM stations in Minneapolis-St. Paul, Minnesota and 4 FM and 2 AM stations in Phoenix, Arizona, and has entered the Washington, D.C. market where it has 2 FM and 1 AM stations. Upon completion of the pending divestiture and exchange transactions, the Company will own and operate 51 stations (34 FM and 17 AM), located in 14 of the 40 largest MSAs in the country, including six of the top ten MSAs.

      The Omni Transaction and Colfax Transaction illustrate the Company's strategy of optimizing its station portfolio by focusing on markets where it believes it can achieve a leading position. After the consummation of the remaining pending transactions, the Company will have become one of the leading radio station groups in Minneapolis-St. Paul, Phoenix and Orlando and will have enhanced its leading positions in Nassau-Suffolk and Sacramento. In addition, the Company will have acquired stations in Washington, D.C., where the Company can seek to increase its presence through future acquisitions, or which can be used in a future station exchange or disposition. Moreover, as a result of these transactions, management expects to combine the acquired stations with the Company's existing in-market stations to realize synergies and consolidation savings. The Company currently is unable to predict when it will consummate the Jacksonville/Long Island swap as it is pending review by the Department of Justice ("DOJ") under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").

      In February 1997, Chancellor and Chancellor Radio Broadcasting agreed to acquire 5 radio properties from Viacom International, Inc. (the "Viacom Acquisition") and to merge with Evergreen Media Corporation ("Evergreen") in a stock-for-stock transaction (the "Evergreen Merger") with Evergreen surviving the merger under the name Chancellor Media Corporation. Pursuant to the terms of the Evergreen Merger, holders of the Class A Common Stock and Class B Common Stock shall receive 0.9091 shares of common stock of Evergreen for each share of Class A Common Stock and Class B Common Stock of Chancellor. The Viacom Acquisition and Evergreen Merger are each subject to customary closing conditions, including the expiration or earlier termination of the applicable waiting periods under the HSR Act and approval of the Federal Communications Commission ("FCC").

INDUSTRY OVERVIEW

      Radio stations generate the majority of their revenue from the sale of advertising time to local and national spot advertisers and national network advertisers. Radio serves primarily as a medium for local advertising. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 74% to 78%. The growth in total radio advertising revenue tends to be fairly stable and has generally grown at a rate faster than the Gross National Product ("GNP"). With the exception of 1991, when total radio advertising revenue fell by approximately 3.1% compared to the prior year, advertising revenue has risen in each of the past 15 years more rapidly than either inflation or the GNP. Total advertising revenue in 1996 of $12.4 billion, which represents a 8.2% increase over 1995, as reported by RAB, was its highest level in the industry's history.

      Radio is considered an efficient means of reaching specifically identified demographics. Stations are typically classified by the on-air format, such as country, adult contemporary, oldies and news/talk. A station's format and style of presentation enable it to target certain demographics and psychographics. By capturing a specific listening audience share of a market's radio audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations utilize data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographics listen to specific stations.

      Stations determine the number of advertisements broadcast hourly that they believe will maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

      A station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station will engage a firm that specializes in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station's market and receive commissions based on the revenue from the advertising obtained.

      According to the RAB's Radio Marketing Guide and Fact Book for Advertisers, 1997, each week, radio reaches approximately 95% of all Americans over the age of 12. More than one-half of all radio listening is done outside the home, in contrast to other advertising mediums, and three out of four adults are reached by car radio each week. The average listener spends approximately three hours and 20 minutes per day listening to radio. The highest portion of radio listenership occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This "morning drive time" period reaches more than 85% of people over 12 years of age and, as a result, radio advertising sold during this period achieves premium advertising rates. Radio listeners have gradually shifted over the years from AM (amplitude modulation) to FM (frequency modulation) stations. FM reception, as compared to AM, is generally clearer and provides greater tonal range and higher fidelity. FM's listener share is now in excess of 75%, despite the fact that the number of AM and FM commercial stations in the United States is approximately equal.

COMPETITION; CHANGES IN THE BROADCASTING INDUSTRY

      The radio broadcasting industry is a highly competitive business. The success of each of the Company's stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. The Company's stations compete for listeners and advertising revenue directly with other radio stations as well as other media within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a target demographic. By building a strong listener base consisting of a specific demographic in each of its markets, the Company is able to attract advertisers seeking to reach those listeners.

      Factors that are material to a station's competitive position include management experience, the station's rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other stations in the market area. The Company attempts to improve its competitive position with promotional campaigns aimed at the demographics targeted by its stations and by sales efforts designed to attract advertisers. Recent changes in the FCC's policies and rules permit increased ownership and operation of multiple local radio stations. Management believes that radio stations which elect to take advantage of these joint arrangements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although the Company operates two or more FM or AM stations in Cincinnati, Denver, Minneapolis-St. Paul, Orlando, Phoenix, Sacramento, San Francisco, and Washington, D.C., and assuming the consummation of the pending exchange, Nassau-Suffolk, the Company's competitors in certain markets include operators of multiple stations in those markets or operators who already have entered into local marketing agreements.

      Although the radio broadcasting industry is highly competitive, some barriers to entry exist (which can be mitigated to some extent by changing existing radio station formats and upgrading power among other things). The operation of a radio broadcast station requires a license from the FCC and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules, which regulate the number of stations which may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the Telecommunications Act of 1996 (the "Telecom Act"), enacted into law in February 1996. For a discussion of FCC regulation and the provisions of the Telecom Act, see "Business -- Federal Regulation of Radio Broadcasting."

      The Company's stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting ("DAB"). The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as broadcast television, cable television, audio tapes and compact disks. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

      The FCC is currently considering whether to authorize the use of DAB to deliver audio programming. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new, high quality audio programming formats to local and national audiences. This technology also may be used in the future by radio broadcast stations either on existing or alternate broadcasting frequencies or on new frequency bands. In addition, the FCC has authorized an additional 100 kHz of band width for the AM band and has allocated frequencies in this new band to certain existing AM station licensees. Each such licensee, at the end of a five-year transition period for the licensee, which period may be extended through FCC waivers, is required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station. In addition, the FCC is currently considering a review of its regulations governing the attribution of broadcast interests, including, but not limited to, time brokerage agreements and LMAs. If certain proposals for television LMAs are adopted, the radio LMA rules may be modified for purposes of applying radio contour overlap.

      The Company cannot predict what other matters might be considered in the future by the FCC, nor can it assess in advance what impact, if any, the implementation of any of these changes might have on its business.

FEDERAL REGULATION OF RADIO BROADCASTING

      The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations. The FCC has the power to impose penalties for violation of its rules or the Communications Act.

      The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio stations.

      FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are presently granted by the FCC for maximum terms of seven years and are subject to renewal upon application to the FCC. The FCC licenses for the Company's stations are held by certain of the Company's subsidiaries. During certain periods when a renewal application is pending, petitions to deny license renewals can be filed by interested parties, including members of the public. Historically, the Company's management has not experienced any material difficulty in renewing any licenses for stations under its control. The FCC is required to hold hearings on a station's renewal application if a substantial and material question of fact exists as to whether (a) the station has served the public interest, convenience or necessity or (b) there have been serious violations of the Communications Act or the FCC rules thereunder or (c) there have been other violations of the Communications Act or the FCC rules thereunder which, taken together, constitute a pattern of abuse.

      The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel, or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate unlimited time and are designated to render primary and secondary service over an extended area; Class B stations, which operate unlimited time and are designed to render service only over a primary service area; and Class D stations, which operate either daytime, limited time, or unlimited time with low nighttime power. A regional channel is one on which Class B and Class D

AM stations may operate and serve primarily a principal center of population and the rural area contiguous to it. A local channel is one on which AM stations operate unlimited time and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

      The minimum and maximum facilities requirements for an AM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, B, C1, or C stations.

      The following table sets forth the market, FCC license classification, antenna height above average terrain (HAAT), power and frequency of each of the Company's stations, assuming the consummation of the dispositions and exchanges contemplated by the Colfax Transaction and Omni Transaction, and the date on which each station's FCC license expires. Each of the Company's AM stations is a regional channel station other than WUBE-AM and WGBB-AM, which are local channel stations, and KFBK-AM which is a clear channel station.

                                           FCC      HAAT         POWER IN                         EXPIRATION DATE
  MARKET (1)              STATION         CLASS    IN FEET     KILOWATTS (2)      FREQUENCY       OF FCC LICENSE
  ----------              -------         -----    -------     -------------      ---------       --------------
New York                WHTZ-FM             B       1362            6.0          100.3 Mhz       June 1998
Nassau-Suffolk          WALK-FM             B        554           39.0          97.5 Mhz        June 1998
                        WALK-AM             B        N/A          0.5/0.1        1370 kHz        June 1998
                        WBAB-FM(3)+         A        269            3.0          102.3 Mhz       June 1998
                        WBLI-FM(3)+         B        499           49.0          106.1 Mhz       June 1998
                        WHFM-FM(3)+         A        354            5.0          95.3 Mhz        June 1998
                        WGBB-AM(3)(4)+      C        N/A         1.0/0.25        1240 kHz        June 1998
Los Angeles             KLAC-AM             B        N/A            5.0          570 kHz         December 1997
                        KZLA-FM             B       3137           18.7          93.9 Mhz        December 1997
San Francisco           KNEW-AM             B        N/A            5.0          910 kHz         December 1997
                        KSAN-FM(5)          B       1211           30.0          94.9 Mhz        December 1997
                        KABL-AM             B        N/A            5.0          960 kHz         December 1997
                        KBGG-FM             B        961           100.0         98.1 Mhz        December 1997
Washington D. C.        WBIG-FM             B        574           36.0          100.3 Mhz       October 2003
                        WGMS-FM             B        518           44.0          103.5 Mhz       October 2003
                        WTEM-AM             B        N/A          5.0/1.0        570 kHz         October 2003
Atlanta                 WFOX-FM             C       1572           97.0          97.1 Mhz        April 2003
Riverside-              KGGI-FM             B       1844            2.6          99.1 Mhz        December 1997
San Bernardino          KMEN-AM             B        N/A            5.0          1290 kHz        December 1997
Minneapolis-St. Paul    KTCZ-FM             C       1034           100.0         97.1 Mhz        April 1997
                        KTCJ-AM             D        N/A         0.5/0.004       690 kHz         April 1997
                        KDWB-FM             C       1034           100.0         101.3 Mhz       April 1997
                        KFAN-AM(6)          B        N/A         50.0/25.0       1130 kHz        April 1997
                        KEEY-FM             C       1034           100.0         102.1 Mhz       April 1997
                        KQQL-FM             C       1089           100.0         107.9 Mhz       April 1997
                        WBOB-FM             C        972           98.0          100.3 Mhz       April 1997
Phoenix                 KMLE-FM             C       1736           96.0          107.9 Mhz       October 1997
                        KISO-AM             C        N/A            1.0          1230 kHz        October 1997
                        KOOL-FM             C       1654           100.0         94.5 Mhz        October 1997
                        KOY-AM              B        N/A          5.0/1.0        550 kHz         October 1997
                        KYOT-FM             C       1565           96.0          95.5 Mhz        October 1997
                        KZON-FM             C       1739           100.0         101.5 Mhz       October 1997
Pittsburgh              WWSW-AM             B        N/A            5.0          970 kHz         August 1998
                        WWSW-FM             B        810           50.0          94.5 Mhz        August 1998
Denver                  KRRF-AM             B        N/A            5.0          1280 kHz        April 1997
                        KXKL-FM             C       1168           100.0         105.1 Mhz       April 1997
                        KVOD-FM            C1       1237           57.0          92.5 Mhz        April 1997
                        KIMN-FM             C       1152           97.0          100.3 Mhz       April 1997
                        KALC-FM             C       1470           99.0          105.9 Mhz       April 1997
Cincinnati              WUBE-FM             B        915           14.5          105.1 Mhz       October 2003
                        WUBE-AM             C        N/A            1.0          1230 kHz        October 2003
                        WYGY-FM             B        810           19.5          96.5 Mhz        October 2003
                        WKYN-AM             B        N/A         5.0/0.99        1160 kHz        October 2003

                                           FCC      HAAT         POWER IN                         EXPIRATION DATE
  MARKET (1)              STATION         CLASS    IN FEET     KILOWATTS (2)      FREQUENCY       OF FCC LICENSE
  ----------              -------         -----    -------     -------------      ---------       --------------
Sacramento              KGBY-FM             B        449           50.0          92.5 Mhz        December 1997
                        KHYL-FM             B        557           36.0          101.1 Mhz       December 1997
                        KFBK-AM             A        N/A           50.0          1530 kHz        December 1997
                        KSTE-AM             B        N/A         21.0/0.92       650 kHz         December 1997
Orlando                 WOCL-FM             C       1581           100.0         105.9 Mhz       February 2003
                        WOMX-FM             C       1598           100.0         105.1 Mhz       February 2003
                        WJHM-FM             C       1585           28.2          101.9 Mhz       February 2003
                        WXXL-FM            C1        824           100.0         106.7 Mhz       February 2003

----------------
+     Pending  transaction
(1)   Actual city of license may be different from metropolitan market served.
(2) Pursuant to FCC rules and regulations, many AM radio stations are required to operate at a reduced power during nighttime broadcasting hours, which results in reducing the radio station's coverage area during those hours of operation. Both power ratings are shown, where applicable.

      Ownership Matters. The Communications Act prohibits the assignment of a license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, the "character" of the licensee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitations on alien ownership, as well as compliance with other FCC policies, including its equal employment opportunity requirements. Historically, FCC licenses have generally been renewed. The Company has no reason to believe that its licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of the Company's licenses could have a material and adverse effect on the Company's results of operations, financial condition and cash flow.

      In response to the Telecommunications Act, the FCC amended its multiple ownership rules to eliminate the national limits on ownership of AM and FM stations, i.e., the former 20 stations per service ownership cap. Additionally, it established new local ownership rules that use a sliding scale of permissible ownership, depending on market size. In radio markets with 45 or more commercial radio stations, a licensee may own up to eight stations, no more than five of which can be in a single radio service (i.e., no more than 5 AM or 5 FM). In radio markets with 30 to 44 commercial radio stations, a licensee may own up to seven stations, no more than four of which are in a single radio service. In radio markets having 15 to 29 commercial radio stations, a licensee may own up to six radio stations, no more than four of which are in a single radio service. Finally, with respect to radio markets having 14 or fewer commercial radio stations, a licensee may own up to five radio stations, no more than three of which are in the same service; provided that the licensee may not own more than one half of the radio stations in the market.

      The Communications Act and FCC rules also prohibit the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market (subject to a waiver of such prohibition if certain conditions are satisfied) and of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any newspaper or television broadcast station (other than low-power television) in any geographic market in which it now owns radio broadcast properties. In October 1996, the Commission issued a Notice of Inquiry to explore possible changes in the newspaper/broadcast cross-ownership waiver policy with respect to newspaper/radio combinations, including the possibility of adopting a waiver policy based on market size or on the number of independently owned media in a market.

      The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding broadcast licenses, the interest of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock

(or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments) are generally attributable, as are positions as an officer or director of a corporate parent of a broadcast licensee. The FCC has issued a Notice of Proposed Rule Making ("NPRM") that contemplates tightening attribution standards where parties have multiple nonattributable interests in and relationships with stations that would be prohibited by the FCC's cross-interest rules, if the interests/relationships were attributable. The NPRM contemplates that this change in attribution will apply only to persons holding debt or equity interests that exceed certain benchmarks.

      The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, any corporation of which than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country. The Company has been advised that the FCC staff has interpreted this provision to require a public interest finding in favor of such a grant or holding before a broadcast license may be granted to or held by any such corporation and have made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to the radio station subsidiaries of the Company by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of the Company's stock was owned or voted by Aliens. Accordingly, Chancellor's Second Restated Certificate of Incorporation restricts the ownership, voting and transfer of the Company's capital stock, in accordance with the Communications Act and the rules of the FCC, which prohibits ownership of more than 25% of Chancellor's outstanding capital stock (or more than 25% of the voting rights it represents) by or for the account of Aliens or corporations otherwise subject to domination or control by Aliens. In addition, the Second Restated Certificate of Incorporation of Chancellor authorizes its board of directors to adopt such provisions as it deems necessary to enforce these prohibitions.

      Local Marketing Agreements. Over the past three years, a number of radio stations have entered into what have commonly been referred to as "local marketing agreements," or "LMAs." While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these arrangements, separately-owned stations could agree to function cooperatively in programming, advertising, sales, and similar matters, subject to the licensee of each station maintaining independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately-owned radio stations serving a common service area, where the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities that program the blocks of time and sell their own commercial advertising announcements during the time periods in question.

      In the past, the FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities and has specifically revised its so-called "cross-interest" policy to make that policy inapplicable to time brokerage arrangements (under this policy, the FCC in certain circumstances may prohibit one party from acquiring non-attributable economic interests in two broadcast stations in the same market). Furthermore, in recent years, the staff of the FCC's Mass Media Bureau has held that LMAs are not contrary to the Communications Act provided that the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies.

      The FCC's multiple ownership rules specifically permit radio station LMAs to continue to be entered into and implemented, but provide that a station brokering more than 15% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, the Company would not be permitted to enter into an

LMA with another local radio station that it could not own under the revised local ownership rules, unless the Company's programming could constitute 15% or less of the other local station's programming time on a weekly basis. The FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage or LMA arrangement where the brokered and brokering stations which it owns or programs serve substantially the same area.

      Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community, and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application.

      Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short term" (less than the full term) renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

      Proposed and Recent Changes. On December 15, 1994, the FCC solicited updated comment on whether it should liberalize its radio and television broadcast ownership "attribution" rules by (i) raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock; (ii) increasing from 10% to 20% of the licensee's voting stock the attribution benchmark for "passive investors" in corporate licensees; and
(iii) exempting certain widely-held limited partnership interests from attribution where each individual interest represents an insignificant percentage of total partnership equity. This same proceeding also solicited comment on proposals to limit broadcast ownership rules by considering minority stockholdings in corporations with a single majority shareholder or non-voting stock interests that have heretofore been unattributable.

      Moreover, Congress and the FCC have under consideration, and in the future may consider and adopt, new rules, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's radio stations, result in the loss of audience share and advertising revenues for the Company's radio stations, and affect the ability of the Company to acquire additional radio stations or finance those acquisitions. Such matters include: spectrum use or other fees on FCC licenses; revisions to the FCC's equal employment opportunity rules and other matters relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and cross-ownership policies; changes to broadcast technical requirements; proposals to allow telephone companies to deliver audio and video programming to the home through existing phone lines; new technologies such as DAB; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses and subsequent license renewals.

      The Company is also aware that on November 7, 1996, the FCC issued a Further Notice of Proposed Rulemaking, which among other things, reviews the FCC's regulations governing the attribution of broadcast interests, including time brokerage agreements and LMAs. At this time, no determination can be made as to what effect, if any, this proposed rulemaking will have on the Company. This same observation holds true with respect to the FCC's October 1996 Notice of Inquiry into possible changes in the radio/newspaper cross-ownership waiver policy.

      The Company cannot predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

      Federal Antitrust Laws. In addition to the risks associated with the acquisition of radio stations, the Company also is aware that the FTC and DOJ, which evaluate transactions requiring a pre-acquisition filing under the HSR Act, to determine whether those transactions should be challenged under the federal antitrust laws, have been increasingly active recently in their review of radio station acquisitions where an operator proposes to acquire new stations in its existing markets. In connection with the Omni Transaction, the DOJ issued a second request to the Company seeking the production of documents and other information relating to the Orlando area. The Company complied fully with the second request, and the DOJ ultimately cleared the transaction. The DOJ also issued second requests to the Company for documents and information with regard to the transactions in Long Island, New York; Jacksonville, Florida, and West Palm Beach, Florida (including documents and information about the Sacramento, California market). The waiting period under the HSR Act has not expired for the West Palm Beach/Sacramento or the Jacksonville/Long Island swaps. Although the Company believes that these transactions ultimately will be consummated as proposed, there can be no assurance that the DOJ will not require the restructuring of these swaps. If any of these swaps are not consummated, there can be no assurance that the Company will be able to enter into comparable transactions.

      As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that LMAs and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. Since then, the DOJ has stated publicly that it will apply its new policy prohibiting LMAs in connection with purchase agreements until the expiration or termination of the HSR waiting period prospectively only.

SEASONALITY

      Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by retailers. The Company's revenues and broadcast cash flows are typically lowest in the first quarter and highest in the second and fourth quarters.

EMPLOYEES

      As of December 31, 1996, the Company employed 1,114 full-time and 410 part-time employees, 127 of whom are represented by American Federation of Television and Radio Announcers ("AFTRA") locals in San Francisco, Cincinnati, Los Angeles, Detroit and New York. The union contracts of the Company expire at various dates commencing in 1997. The Company considers its employee relations to be good.

      The Company employs several on-air personalities with large loyal audiences in their respective markets. The Company enters into employment agreements with these personalities to protect their interests in those relationships that it believes to be valuable. The loss of one of these personalities could result in a short-term loss of audience share, but the Company does not believe that any such loss would have a material adverse effect on the Company's financial condition or results of operations taken as a whole.

ITEM 2.       PROPERTIES

      The types of properties required to support each of the Company's radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed within its offices in downtown or business districts. The transmitter and antenna sites generally are located so as to provide maximum market coverage.

      The Company owns transmitter and antenna sites in Atlanta, Denver, Los Angeles, Minneapolis-St. Paul, Phoenix, Pittsburgh, Sacramento, Nassau-Suffolk (Long Island), Riverside-San Bernardino and Washington, D.C.. The Company also leases transmitter and antenna sites in the Minneapolis-St. Paul and Riverside-San Bernardino markets and in the markets in which it does not own transmitter and antenna sites. The Company typically leases studio and office space, although it owns its facilities in Nassau-Suffolk, Phoenix and Milwaukee. Although the Company expects to relocate certain of its offices and studios to reduce costs or improve station operations, the Company generally considers its facilities to be suitable and of adequate sizes for its current and intended purposes. The Company does not anticipate any difficulties in renewing any facility leases or in leasing additional space, if required.

      The Company owns substantially all its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by the Company's stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed.

      The principal executive offices of the Company are located at 12655 N. Central Expressway, Suite 405, Dallas, Texas 75243. The telephone number of the Company at that address is (972) 239-6220.

ITEM 3.       LEGAL PROCEEDINGS

      The Company is involved in litigation from time to time in the ordinary course of its business. In management's opinion, the litigation in which the Company is currently involved, individually and in the aggregate, is not material to the Company's financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

      Since the initial public offering of Chancellor's Class A Common Stock at $20.00 per share in February 1996, the Class A Common Stock has been traded on the Nasdaq National Market under the symbol "CBCA". The following table sets forth for the periods indicated the high and low bid prices per share of Class A Common Stock for each quarterly period or portion thereof since its initial public offering, as reported on the Nasdaq National Market.

                                                              HIGH        LOW
                                                              ----        ---
1996
First Quarter (beginning February 9) ....................   $ 24.500   $ 20.000
Second Quarter ..........................................     31.750     22.000
Third Quarter ...........................................     44.000     28.500
Fourth Quarter ..........................................     42.000     21.875
1997
First Quarter (Through March 25) ........................     30.250     23.000

      There is no established public trading market for the Class B Common Stock of Chancellor or for the common stock of Chancellor Radio Broadcasting or Broadcasting Licensee. As of March 25, 1997, there were approximately 85 holders of record of the Class A Common Stock, six holders of record of the Class B Common Stock and no holders of record of the Class C Common Stock of Chancellor. All of the common stock of Chancellor Radio Broadcasting is held by Chancellor, and all the common stock of Broadcasting Licensee is held by Chancellor Radio Broadcasting.

      Chancellor has never paid dividends on its shares of common equity and intends to retain future earnings for use in the Company's business and does not anticipate declaring or paying any cash or stock dividends on shares of its common equity in the foreseeable future. Further, any determination to declare and pay dividends whether in cash, if available, or in stock or other assets, will be made by the Board of Directors of Chancellor in light of the Company's earnings, financial position, capital requirements and credit agreements and such other factors as the Board of Directors deems relevant. Moreover, Chancellor's sole source for cash from which to make dividend payments will be dividends distributed or other payments made to it by Chancellor Radio Broadcasting. The right of Chancellor to participate in any distribution of earnings or assets of Chancellor Radio Broadcasting is subject to the prior claims of the creditors of Chancellor Radio Broadcasting and the holders of the Senior Exchangeable Preferred Stock, the Exchangeable Preferred Stock and other preferred stock, if any, of Chancellor Radio Broadcasting. The New Credit Agreement, the Indentures and the terms of the Senior Exchangeable Preferred Stock and the Exchangeable Preferred Stock contain covenants that restrict or prohibit Chancellor Radio Broadcasting's ability to pay dividends and make other distributions to Chancellor.

ITEM 6.       SELECTED FINANCIAL DATA

      The selected financial data has been derived from audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Business," the Consolidated Financial Statements of Chancellor Broadcasting Company, the Financial Statements of Old Chancellor Communications and the Consolidated Financial Statements of Shamrock Broadcasting and, in each case, the related notes thereto, included elsewhere in this document.

THE COMPANY AND OLD CHANCELLOR COMMUNICATIONS

      The selected financial data for the Company in the following table reflects (i) the results of Old Chancellor Communications for the years ended December 31, 1992 and 1993 and (ii) the results of operations of the Company from January 10, 1994. The results of the Company are the same for Chancellor and Chancellor Radio Broadcasting, except as otherwise noted. The Company acquired radio stations KFBK-AM and KGBY-FM on January 10, 1994, the American Media Station Group on October 12, 1994, KDWB-FM on July 31, 1995, Shamrock Broadcasting on February 14, 1996 and the Denver Stations on July 31, 1996 and, accordingly, the results of their operations are included in those of the Company since such dates, respectively. In addition, the Company programmed and sold advertising pursuant to LMAs for radio station KDWB-FM from February 1, 1995, for radio stations KIMN-FM and KALC-FM from April 1, 1996, for the SFX and Omni stations from July 1996, and for radio station KSTE-AM from August 1, 1996 until their respective dates of acquisition. Accordingly, the revenues earned and the fees paid under the LMAs are reflected in the Company's results of operations where applicable.

                                                       OLD CHANCELLOR
                                                       COMMUNICATIONS                    THE COMPANY
                                                  ------------------------   --------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                     1992          1993          1994         1995           1996
                                                  -----------  -----------   -----------  -----------      --------
OPERATING DATA:                                                         (DOLLARS IN THOUSANDS)
   Net revenues ...............................   $    12,121  $    14,717   $    26,317  $    64,322   $   178,402
   Station operating expenses..................         8,738        9,738        15,660       37,464       111,209
   Depreciation and amortization...............         1,102        1,014         2,954        8,256        20,877
   Corporate expenses .........................           544          568           600        1,816         4,845
   Stock option compensation expense (1) ......            --           --            --        6,360         3,800
   Operating income ...........................         1,737        3,397         7,103       10,426        37,670
   Interest expense ...........................           724          700         5,247       18,115        35,704
   Net income (loss) for Chancellor ...........           399        1,464          (106)     (11,531)      (18,449)
   Net income (loss) for Chancellor Radio
     Broadcasting .............................           399        1,464          (106)     (11,531)       (6,892)
OTHER DATA:
   Broadcast cash flow ........................   $     3,383  $     4,979   $    10,657  $    26,858   $    67,192
   Broadcast cash flow margin .................          27.9%        33.8%         40.5%        41.8%        37.7%
   EBITDA .....................................   $     2,839  $     4,411   $    10,057  $    25,042   $    62,347
   Capital expenditures .......................            86            8           239        1,710         3,209
   Ratio of earnings to fixed charges (2) .....          2.17x        4.51x         1.35x          --            --
   Deficiency of earnings to fixed charges (2)    $        --  $        --   $        --   $    7,731   $    17,365
   Loss per common share ......................            --           --         (0.02)       (1.30)        (2.10)
   Weighted average number of shares
       outstanding (3) ........................            --           --     5,166,039    8,849,936    16,704,381
BALANCE SHEET DATA (END OF PERIOD):
   Working capital, excluding current
     portion of long-term debt ................   $     2,304  $     1,739   $     6,178  $     5,826   $    29,319
   Goodwill and intangible assets, net ........        13,056       12,679       189,982      208,093       568,129
   Total assets ...............................        20,542       19,275       219,576      241,123       690,743
   Long-term debt (including current portion) .            --           --       151,664      172,170       355,313
   Mandatorily redeemable preferred stock .....            --           --            --           --       107,222
   Total common stockholder's equity ..........        19,084       17,145        59,894       54,723       200,991

---------------
 (1) Consists of a non-cash charge resulting from the grant of employee stock options in 1994.
 (2)  For  purposes  of this  calculation,  "earnings"  consist  of income
      (loss) before income taxes and fixed charges. "Fixed charges" consist of interest, amortization of deferred financing costs, the component of rental expense believed by management to be representative of the interest factor thereon and preferred stock dividends and accretion, where appropriate.
 (3) Reflects the effect of the recapitalization of the number of shares outstanding which occurred in February 1996 in conjunction with the Company's initial public offering of its Class A Common Stock.

SHAMROCK BROADCASTING

      The selected financial data in the following table reflects the results of Shamrock Broadcasting for the periods presented and reflects the results of Shamrock Broadcasting's Los Angeles, California (KZLA-FM and KLAC-AM), New York, New York (WHTZ-FM), San Francisco, California (KSAN-FM and KNEW-AM), Cleveland, Ohio (WHK-AM and WMMS-FM) and Minneapolis-St. Paul, Minnesota (KEEY-FM and KFAN-AM) radio stations from their acquisition in July 1993. In addition, the data reflects the results of Shamrock Broadcasting's Kansas City, Missouri (KUDL-AM and FM) and Seattle, Washington (KXRX-FM) radio stations through their respective dates of disposition in September 1993 and June 1994. Further, the data reflect the results of Shamrock Broadcasting's Cleveland, Ohio (WHK-AM and WMMS-FM) radio stations from July 1993 through their date of disposition in April 1994. Shamrock Broadcasting acquired Malrite on July 30, 1993, and, accordingly, its results of operations are included in those of Shamrock Broadcasting from such date.

                                                              YEAR ENDED  DECEMBER 31, (1)             PERIOD ENDED
                                                   --------------------------------------------------  FEBRUARY 13,
                                                      1992          1993         1994         1995       1996 (1)
                                                   -----------  -----------  -----------  -----------   ---------
OPERATING DATA:                                                         (DOLLARS IN THOUSANDS)
   Net revenues ................................   $    48,122  $    71,740  $    94,887  $    94,605   $     8,464
   Station operating expenses...................        37,227       61,043       75,427       73,720         7,762
   Depreciation and amortization................         3,086        6,161        8,999        8,751           349
   Corporate expenses ..........................         4,084        4,550        3,355        3,139         2,215
   Operating income (loss) .....................         3,725          (14)       7,106        8,995        (2,534)
   Interest expense ............................         3,252        7,133       12,923       14,703        (1,651)
   Net loss ....................................        (1,036)     (11,835)      (1,714)      (4,343)       (3,115)
OTHER DATA:
   Broadcast cash flow .........................   $    10,895  $    10,697  $    19,460  $    20,885   $       702
   Broadcast cash flow margin ..................          22.6%        14.9%        20.5%        22.1%         8.3%
   EBITDA ......................................   $     6,811  $     6,147  $    16,105  $    17,746   $    (1,513)
   Capital expenditures ........................         1,284        1,118        3,341        1,642            --
   Ratio of earnings to fixed charges (2) ......          1.18x          --           --           --            --
   Deficiency of earnings to fixed charges (2) .   $        --  $     7,810  $     5,978  $    11,749   $     1,813
BALANCE SHEET DATA (END OF PERIOD):
   Working capital, excluding current portion
     of long-term debt .........................   $     6,841  $    17,052  $    24,284  $    20,127
   Goodwill and intangible assets, net .........        46,544      206,123      184,470      184,197
   Total assets ................................        80,650      266,729      245,948      237,490
   Long-term debt (including current portion) ..        33,500      166,151      151,241      149,613
   Mandatorily redeemable preferred stock ......            --       70,000       70,000       70,000
   Total stockholders' equity (deficit) ........        19,622      (10,719)     (18,052)     (28,514)

---------------

 (1) Includes the results of operations of the Malrite stations acquired by Shamrock Broadcasting from their date of acquisition in July 1993.
 (2) For purposes of this calculation, "earnings" consist of income (loss) before income taxes and fixed charges. "Fixed charges" consist of interest, amortization of deferred financing costs and the component of rental expense believed by management to be representative of the interest factor thereon.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATION

GENERAL

      The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this document. Periodically, the Company may make statements about trends, future plans and the Company's prospects. Actual results may differ materially from those described in such forward looking statements based on the risks and uncertainties facing the Company, including but not limited to, the following: business conditions and growth in the radio broadcasting industry and general economy; competitive factors; changes in interest rates; the non-renewal of one or more of the Company's broadcasting licenses; and those risk factors listed from time to time in documents filed by the Company with the Securities and Exchange Commission (the "Commission").

      The Company has grown largely through acquisitions, as well as through internally generated growth. Upon completion of the pending divestiture and exchange transactions, the Company will own and operate 51 radio stations serving the following top 40 markets: New York, New York; Nassau-Suffolk (Long Island), New York; Los Angeles, California; San Francisco, California; Washington, D.C.; Atlanta, Georgia; Riverside-San Bernardino, California; Minneapolis-St. Paul, Minnesota; Phoenix, Arizona; Pittsburgh, Pennsylvania; Denver, Colorado; Cincinnati, Ohio; Sacramento, California; and Orlando, Florida. The Company anticipates that it will be able to consummate all of its pending transactions; however, the closing of each of such transactions is subject to FCC approval, and other governmental approvals, which are beyond the Company's control, and there can be no assurance when those transactions will be competed or that they will be completed on the terms described herein, or at all.

      In the following analysis, management discusses the "broadcast cash flow" of its combined station group. Broadcast cash flow consists of operating income before depreciation and amortization, corporate expenses and non-cash stock option compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability. The discussion of broadcast cash flow appears as the last paragraph in the discussion of the results of operations.

      A radio broadcast company's revenues come primarily from the sale of time to local and national advertisers. Those revenues are affected by the advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels (and the resulting ratings). Advertising rates tend to be based upon a station's demand for its inventory and its ability to attract audiences in targeted demographic groups, as measured principally by Arbitron. Radio stations attempt to maximize revenues by adjusting advertising rates based upon local market conditions, controlling inventory and creating demand and audience ratings.

      Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers, with revenues typically being lowest in the first quarter and highest in the second and fourth quarters of each year. A radio station's operating results in any period also may be affected by the occurrence of advertising and promotional expenditures that do not produce commensurate revenues in the period in which the expenditures are made. Because Arbitron reports audience ratings on a quarterly basis, a radio station's ability to realize revenues as a result of increased advertising and promotional expenses and any resulting audience ratings improvements may be delayed for several months.

      Because the Company incurred substantial indebtedness for its acquisitions for which it has significant debt service requirements, and because the Company has significant charges for stock option compensation, dividends and accretion on preferred stock and depreciation and amortization expense related to the fixed assets and intangibles acquired in its acquisitions, the Company expects that it will report net losses attributable to common stock for the foreseeable future, which losses may be greater than those historically experienced by the Company.

RESULTS OF OPERATIONS

      The Company's acquisitions, including the acquisition of KFBK-AM and KGBY-FM in January 1994, the 11-station American Media Station Group in October 1994, the acquisition of KDWB-FM in July 1995, the Shamrock Acquisition in February 1996, the Denver Exchange in July 1996 and the acquisition of WKYN-AM in November 1996, have all been accounted for using the purchase method of accounting. As a result of this acquisition activity, the Company's results of operations are not directly comparable from period to period.

   Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      Net revenues increased 177.4% to $178.4 million for the year ended December 31, 1996 from $64.3 million for the year ended December 31, 1995. Station operating expenses (operating expenses exclusive of depreciation, amortization, corporate and stock option compensation expenses) increased 196.8% to $111.2 million for the year ended December 31, 1996 from $37.5 million for the year ended December 31, 1995. The majority of these increases were due to the acquisition of Shamrock Broadcasting and KIMN-FM and KALC-FM, and the various operating agreements with Omni, Secret, SFX and American Radio. On a same station basis, net revenues increased 8.5% to $198.5 million while station operating expenses decreased 4.1% to $120.2 million for the year ended December 31, 1996 from $182.9 million and $125.4 million, respectively, for the prior year.

      Depreciation and amortization increased 152.9% to $20.9 million for the year ended December 31, 1996 from $8.3 million for the same prior year period. Interest expense increased 97.1% to $35.7 million for 1996 from $18.1 million for the 1995 period. These increases, and the extraordinary loss on early extinguishment of debt of $4.2 million in 1996, were primarily attributable to the acquisition of Shamrock Broadcasting and the change in capital structure of the Company related to the financing of such acquisition. Corporate expenses increased 166.9% to $4.8 million for the year ended December 31, 1996 from $1.8 million for the same period in 1995, as a result of additional personnel and overhead costs associated with the acquisition of Shamrock Broadcasting and KIMN-FM and KALC-FM, and the various operating agreements with Omni, Secret, SFX and American Radio.

      During the second quarter of 1995, the Company developed an estimate of the fair value of its outstanding stock options in the amount of $19.0 million. Based upon this estimate and the applicable vesting periods, the Company recognized $4.5 million of non-cash stock option compensation expense during that quarter, with the remaining amount being amortized over an approximate four year period. During 1996, the Company recognized non-cash stock option compensation expense of $3.8 million and non-cash charges for dividends and accretion on the preferred stock of its subsidiary of $11.6 million.

      The deferred tax valuation allowance was originally established due to the uncertainty surrounding the realizability of the Company's deferred tax assets using the "more likely than not" criteria. During the fourth quarter of 1996, the Company revised its estimate of the likelihood that it will realize the majority of its deferred tax assets and adjusted its valuation allowance accordingly. This revised estimate was the direct result of the acquisition of Trefoil. Reversal of the valuation allowance related to deferred tax assets which existed on the date of acquisition or which were acquired as a result of the Trefoil acquisition were credited against the original purchase accounting allocation to goodwill. The reversal of the valuation allowance related to deferred tax assets generated subsequent to the acquisition were credited as a reduction of income tax expense and extraordinary losses as appropriate.

      Income from operations increased 261.3% to $37.7 million for the year ended December 31, 1996 from $10.4 million for the same 1995 period primarily as a result of the effect of the completed acquisitions. Chancellor had a net loss of $18.4 million compared with a net loss of $11.5 million for the prior year.

      Broadcast cash flow increased 149.8% to $67.2 million for the year ended December 31, 1996 from $26.9 million for 1995. Broadcast cash flow as a percentage of net revenues decreased to 37.7% for 1996 from 41.8% for 1995. On a same station basis, broadcast cash flow increased 36.0% to $78.2 million for the year ended December 31, 1996 from $57.5 million for the same period in 1995. Same station broadcast cash flow as a percentage of net revenues increased to 39.4% for 1996 from 31.4% for 1995.

   Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

      Net revenues increased 144.4% to $64.3 million for the year ended December 31, 1995 from $26.3 million for the year ended December 31, 1994. Station operating expenses increased 139.2% to $37.5 million for the year ended December 31, 1995 from $15.7 million for the year ended December 31, 1994. The majority of these increases were due to the acquisition of the American Media stations in October 1994 and the acquisition/LMA for KDWB-FM beginning February 1, 1995.

      In 1995, there was a $6.4 million non-cash stock option compensation expense related to compensatory stock options of Chancellor Broadcasting Company granted in 1994.

      Depreciation and amortization increased 179.5% to $8.3 million for the year ended December 31, 1995 from $3.0 million for the same period in the prior year. Interest expense increased 245.2% to $18.1 million for 1995 from $5.2 million for the 1994 period. These increases, and the extraordinary loss on early extinguishment of debt of $817,819 in 1994, were primarily attributable to the acquisition of the American Media stations and the resulting change in capital structure from its financing. Corporate expenses increased 202.8% to $1.8 million for the year ended December 31, 1995 from approximately $600,000 for the same period in 1994, as a result of additional personnel and overhead costs associated with the acquisition of the American Media stations and the LMA for KDWB-FM.

      As a result of the foregoing, income from operations increased 46.8% to $10.4 million for the year ended December 31, 1995 from $7.1 million for the same 1994 period. The Company had a net loss of $11.5 million compared with a net loss of $106,000 for the prior year.

      Broadcast cash flow increased 152.0% to $26.9 million for the year ended December 31, 1995 from $10.7 million for 1994. Broadcast cash flow as a percentage of net revenues increased to 41.8% for 1995 from 40.5% for 1994.

   Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

      Net revenues increased 78.8% to $26.3 million for the year ended December 31, 1994 from $14.7 million for the year ended December 31, 1993. Station operating expenses increased 61.9% to $15.7 million for the year ended December 31, 1994 from $9.7 million for the year ended December 31, 1993. The majority of these increases were due to the acquisition of the American Media stations in October, 1994.

      Depreciation and amortization increased 191.3% to $3.0 million for the year ended December 31, 1994 from $1.0 million for the same period in the prior year. Interest expense increased 649.6% to $5.2 million for 1994 from $700,000 for the same 1993 period. These increases, and the extraordinary loss on early extinguishment of debt of $817,819 in 1994, were primarily attributable to the acquisition of the American Media stations and the resulting change in capital structure from its financing. Corporation expenses were relatively unchanged for the two periods.

      As a result of the foregoing, income from operations increased 109.1% to $7.1 million for the year ended December 31, 1994 from $3.4 million for the same prior year period. The Company had a net loss of $106,000 for the year ended December 31, 1994 as compared to net income of $1.5 million for the year ended December 31, 1993.

      Broadcast cash flow increased 114.0% to $10.7 million for the year ended December 31, 1994 from $5.0 million for 1993. Broadcast cash flow as a percentage of net revenues increased to 40.5% for 1994 from 33.8% for 1993.

LIQUIDITY AND CAPITAL RESOURCES

      The pursuit by the Company of its acquisition strategy has required a significant portion of the Company's capital resources. The Company has agreed to merge with Evergreen Media Corporation subject to regulatory and shareholder approval. The Company has also agreed to acquire, for approximately $480.0 million, radio properties from Viacom prior to the expected consummation of this merger. The Evergreen Merger will not require cash financing as it will be a stock-for-stock transaction. The Company has financed its past acquisitions through bank financing and subordinated notes, the sale of preferred stock and common equity and with proceeds from asset sales. The Company expects that any required financing for future acquisitions and exchanges will be provided through the incurrence of debt, the sale of equity securities, internally generated funds or a combination of the foregoing. There can be no assurance, however that external financing will be available to the Company on terms considered favorable by management or that cash flow from operations will be sufficient to fund the company's acquisition strategy.

      As a result of the financing of its acquisitions, the Company has a substantial amount of long-term indebtedness, and for the foreseeable future, principal and interest payments under the Company's credit agreement and interest payments under the Company's outstanding subordinated notes will be the Company's principal uses of cash. In addition to debt service requirements under the Company's credit agreement, the Company will require $26.3 million per annum to pay interest on the subordinated notes. The senior exchangeable preferred stock does not require the payment of cash dividends through May 14, 2001. Similarly, the exchangeable preferred stock does not require cash dividends through April 14, 2002, although the Company will issue additional shares of exchangeable preferred stock in lieu of cash dividends. The convertible preferred stock will require cash dividends of $7.0 million per year. Because Chancellor is a holding company with no assets other than the common stock of Chancellor Radio Broadcasting, Chancellor will rely on dividends from Chancellor Radio Broadcasting, to permit Chancellor to pay cash dividends in full on the convertible preferred stock. The Company's credit agreement, the indentures, the senior preferred certificate of designation and the terms of the exchangeable preferred stock generally will limit but will not prohibit Chancellor Radio Broadcasting, from paying such dividends.

      In addition to debt service and dividends on Chancellor's convertible preferred stock, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. It is expected that when received, the Company will use the $62.0 million in net cash proceeds from the Milwaukee Disposition and the station swaps contemplated by the Omni Transaction to retire a portion of the indebtedness incurred under the Company's credit agreement to fund the Colfax Acquisition and the Omni Acquisition. The company is currently unable to predict when it will receive those additional funds. Management believes that cash from operating activities and revolving loans under the Company's credit agreement should be sufficient to permit the Company to meet its financial obligations and fund its operations. Changes in interest rates affect the Company to the extent that it has borrowings under its term and revolving credit facilities or it makes additional borrowings under new agreements.

      Net cash provided by operating activities was $24.0 million, $5.5 million and $0.7 million for the year ended December 31, 1996, 1995 and 1994, respectively. Changes in the Company's net cash provided by operation activities are primarily the result of the Company's acquisitions completed and station operating agreements entered into during the periods.

      Net cash used in investing activities was $442.7 million, $26.1 million and $204.7 million for the year ended December 31, 1996, 1995 and 1994, respectively. Net cash provided by financing activities was $421.2 million, $20.4 million and $205.6 million for the year ended December 31, 1996, 1995 and 1994, respectively. These cash flows primarily reflect the borrowings, capital contributions and expenditures for station acquisitions, dispositions and swaps. Subsequent to December 31, 1996, the Company refinanced its bank indebtedness and issued approximately $310.0 million of preferred stock in connection with the consummation of the Colfax Transaction and the Omni Transaction. As a result of this refinancing, the Company incurred an extraordinary charge to write-off deferred financing costs of approximately $4.5 million in January 1997. See Note 5 to the financial statements for the pro forma effects of the Colfax and financing transactions.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by this Item is included on Pages F-1 through F-53 and S-1 through S-12 of this Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The information called for by this Item is not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      The directors and executive officers of Chancellor and Chancellor Radio Broadcasting are listed below. Each of the persons named below holds the positions set forth opposite his or her name with each of Chancellor and Chancellor Radio Broadcasting. Each of the directors will hold office until the next annual meeting of stockholders at which directors of his or her class are elected and until his or her successor is duly elected and qualified.

              NAME              AGE                           POSITION
              ----              ---                           --------
      Steven Dinetz +           50         President, Chief Executive Officer and Director
      George C. Toulas          45         Senior Executive Vice President and Regional Manager
      Rick Eytcheson            47         Executive Vice President and Regional Manager
      Samuel L. Weller          41         Executive Vice President and Regional Manager
      Jacques Kerrest           50         Senior Vice President and Chief Financial Officer
      Eric W. Neumann +         31         Senior Vice President-- Finance
      Thomas O. Hicks           51         Chairman of the Board and Director
      Jeffrey A. Marcus +       50         Director
      John H. Massey +          57         Director
      Eric C. Neuman            52         Director
      Lawrence D. Stuart, Jr.   52         Director

+  Each holds the same positions for Broadcasting Licensee.


Steven Dinetz

   President, Chief Executive Officer and Director

      Mr. Dinetz has served as President, Chief Executive Officer and a Director of the Company since its formation and prior thereto was the President and Chief Executive Officer and a Director of Chancellor Communications. Prior to joining Chancellor Communications, Mr. Dinetz served as a radio broadcasting consultant and, from October 1988 to January 1993, as the President and Chief Executive Officer of D&D Broadcasting, which Mr. Dinetz formed to acquire KOSI-FM and KEZW-AM in Denver, Colorado from Group W. Broadcasting, Inc. in a leveraged acquisition. Mr. Dinetz has more than 20 years experience in the radio broadcasting industry and has previously managed 14 radio stations throughout the United States, including stations in top 40 radio markets such as New York City, Miami-Fort Lauderdale, Dallas-Fort Worth, and Denver.

George C. Toulas

   Senior Executive Vice President and Regional Manager

      Mr. Toulas has served as Senior Executive Vice President and Regional Manager of the Company since November 1996. From October 1994 to October 1996 he served as Executive Vice president and Regional Manager of the Company and was responsible for the Company's Cincinnati, Minneapolis-St. Paul and Orlando markets and was General Manager of the Company's Cincinnati stations. From November 1996, Mr. Eytcheson and Mr. Weller began reporting to Mr. Toulas and Mr. Dinetz, and Mr. Toulas has had direct responsibility for the Company's stations in New York, Washington, D.C., Orlando, Atlanta, Minneapolis-St. Paul, Cincinnati and Milwaukee. Prior to his employment with the Company, Mr. Toulas was with American Media from 1983 to 1994. During his tenure with American Media, Mr. Toulas served as Regional Vice President for Cincinnati, Minneapolis-St. Paul and Orlando and as General Manager of WUBE-AM/FM and WYGY-FM in Cincinnati from 1989 to 1994 and as General Manager of WOCL-FM in Orlando from 1986 to 1989. Mr. Toulas has over 20 years experience in broadcasting management.

Rick Eytcheson

   Executive Vice President and Regional Manager

      Mr. Eytcheson has served as Executive Vice President of the Company, as Regional Manager of the Company's California markets since October 1994 and as General Manager of the Company's Sacramento stations from the time of their acquisition by Chancellor Communications in January 1994 to February 1996. Prior to joining Chancellor Communications, Mr. Eytcheson had been the General Manager of KFBK-AM and KGBY-FM under their two previous owners, having held that position since 1985. Prior to joining KFBK/KGBY, Mr. Eytcheson was the Vice President and General Manager of KOSO-FM in Modesto, California and KKNU-FM in Fresno, California, with additional responsibility for the operation of four radio stations located in Washington, Indiana and Wisconsin. Mr. Eytcheson joined KOSO-FM as General Sales Manager in 1980, became General Manager in 1982 and assumed his group management responsibilities in 1983. Mr. Eytcheson has over 16 years of experience in broadcasting management.

Samuel "Skip" L. Weller

    Executive Vice President and Regional Manager

      Mr. Weller joined the Company in February 1996 and has served as Executive Vice President and Regional Manager of the Company's Denver and Phoenix radio stations and General Manager of the Denver Stations since February 1996. As of November 1996, Mr. Weller assumed responsibility for the Pittsburgh and Nassau-Suffolk stations as well as the Phoenix cluster. Prior to joining the Company, Mr. Weller was the Vice President and General Manager of KOSI-FM, KEZW-AM and the former KVOD-FM in Denver, Colorado, all of which were owned by the Tribune Company. Mr. Weller also served as Vice President of Sales and Marketing of KOSI-FM and KEZW-AM under their previous owner D&D Broadcasting, which was formed by Steven Dinetz. Mr. Weller has over 20 years experience in broadcasting management.

Jacques Kerrest

    Senior Vice President and Chief Financial Officer

      Mr. Kerrest joined the Company in December 1995 and has served as Senior Vice President and the Chief Financial Officer of the Company since February 9, 1996. Previously he had been Chief Financial Officer of Positive Communications, Inc. ("Positive") since July 1993 and Secretary of Positive since September 1994. Prior to joining Positive, he served as the President of Plenum Associates, Inc., a financial consulting company from April 1990 until June 1993. He had previously been associated with Chemical Bank for 16 years, most recently as a Vice President, where he was involved in corporate finance and media transactions.

Eric W. Neumann

   Senior Vice President -- Finance

      Mr. Neumann has served as a Senior Vice President of the Company since its formation. From that time until February 1996, Mr. Neumann was also Chief Financial Officer of the Company. Mr. Neumann has been associated with Mr. Dinetz since 1991, when he joined D&D Broadcasting as its controller. Mr. Neumann is a certified public accountant.

Thomas O. Hicks

    Chairman of the Board and Director

      Mr. Hicks was elected Chairman of the Board and a director of the Company in April 1996. Mr. Hicks is Chairman of the Board and Chief Executive Officer of Hicks, Muse, Tate & Furst Incorporated, a private investment firm located in Dallas, St. Louis, New York and Mexico City specializing in strategic investments, leveraged acquisitions and recapitalizations. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas, Incorporated, a Dallas based private investment firm. Mr. Hicks serves as a director of Sybron International Corporation, Inc., Berg Electronics Corp., Neodata Corporation, D.A.C. Vision Inc. and Olympus Real Estate Corporation.

Jeffrey A. Marcus

   Director

      Mr. Marcus currently serves as the Chairman and Chief Executive Officer of Marcus Cable Company, the ninth largest cable television multiple system operator (MSO) in the United States which serves over 1.2 million customers and which Mr. Marcus formed in 1990. Until November 1988, Mr. Marcus served as Chairman and Chief Executive Officer of WestMarc Communications, Inc., an MSO formed through the merger in 1987 of Marcus Communications, Inc. and Western TeleCommunications, Inc. Mr. Marcus has more than 29 years experience in the cable television business. Mr. Marcus is a co-owner of the Texas Rangers Baseball Club and serves as a director or trustee of several charitable and civic organizations.

John H. Massey

   Director

      Until August 2, 1996, Mr. Massey served as the Chairman of the Board and Chief Executive Officer of Life Partners Group, Inc., an insurance holding company, having assumed those offices in October 1994. Prior to joining Life Partners, he served, since 1992, as the Chairman of the Board of, and currently serves as a director of, FSW Holdings, Inc., a regional investment banking firm. Since 1986, Mr. Massey has served as a director of Gulf-California Broadcast Company, a private holding company that was sold in May 1996. From 1986 to 1992, he also was President of Gulf-California Broadcast Company. From 1976 to 1986, Mr. Massey was President of Gulf Broadcast Company, which owned and operated 6 television stations and 11 radio stations in major markets in the United States. Mr. Massey currently serves as a director of Central Texas Bankshare Holdings, Inc., Hill Bank and Trust Co., Hill Bancshares Holdings, Inc., Bank of The Southwest of Dallas, Texas, Columbus State Bank, Columbine JDS Systems, Inc. and The Paragon Group, Inc.

Eric C. Neuman

    Director

      Mr. Neuman became a director of the Company in April 1996. Since May 1993, Mr. Neuman has been an officer of Hicks, Muse, Tate & Furst Incorporated and is currently serving as Senior Vice President. From 1985 to 1993, Mr. Neuman was a Managing General Partner of Communications Partners, Ltd., a private investment firm specializing in media and communications businesses.

Lawrence D. Stuart, Jr.

    Director

      Mr. Stuart became a director of Chancellor and the Company in January 1997. Since October 1995, Mr. Stuart has served as a Managing Director and Principal of Hicks, Muse, Tate & Furst Incorporated. Prior to joining Hicks Muse, from 1990 to 1995 he served as the managing partner of the Dallas office of the law firm Weil, Gotshal & Manges LLP.

ELECTION OF DIRECTORS

      The Second Restated Certificate of Incorporation of Chancellor provides that the Board of Directors shall consist (in addition to such number of directors as may be elected from time to time by the holders of any class or series of Chancellor's preferred stock) of at least five but no more than nine directors, two of whom shall be elected by the holders of the Class A Common Stock (the "Class A Directors"), voting as a class, and the remainder of whom (the "Classified Directors") shall be elected by the holders of the Class A Common Stock and the Class B Common Stock, voting together as a single class. Currently, both Class A directorships are vacant. The Classified Directors are divided into three classes of directors, designated as Class I, Class II and Class III directors. The Class A Directors are elected for one-year terms at each annual meeting of Chancellor's stockholders. The Classified Directors are elected for three-year terms. The initial term of office of the Class I directors expires at the 1997 annual meeting of Chancellor's stockholders, the initial term of the Class II directors expires at the 1998 annual meeting of stockholders and the initial term of the Class III directors expires at the 1999 annual meeting of stockholders. Beginning with the 1997 annual meeting, and at each annual meeting of Chancellor's stockholders thereafter, Classified Directors in the class to be elected at such meeting will be elected to succeed those directors whose terms expire at such meeting. The Board of Directors of Chancellor has established an Audit Committee, to which Messrs. Stuart, Marcus and Massey have been appointed, and a Compensation Committee, to which Messrs. Neuman, Marcus and Massey have been appointed. Directors of Chancellor Broadcasting Company are elected by Chancellor, its sole voting stockholder. Directors of Broadcasting Licensee are elected by Chancellor Radio Broadcasting, its sole stockholder.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of Chancellor and persons who beneficially own more than ten percent of the Class A Common Stock to file with the Commission certain reports, and to furnish copies thereof to Chancellor, with respect to each person's beneficial ownership of Chancellor's equity securities. Based solely upon a review of the form copies of such persons, Chancellor's executive officers, directors and beneficial owners of more than ten percent of the Class A Common Stock have complied with the applicable reporting requirements, except that Messrs. Neuman and Hicks each filed a Form 3 late, Mr. Toulas filed one Form 4 late reporting one transaction, Mr. Marcus filed one Form 4 late reporting five transactions, and Mr. Weller filed two Form 4s late reporting a total of three transactions.

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION

      The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company for the fiscal years ended December 31, 1996, 1995 and 1994, to or for the Company's Chief Executive Officer and the Company's other four most highly compensated executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG TERM
                                                                     ANNUAL COMPENSATION               COMPENSATION
                                                          ------------------------------------------      AWARDS
             NAME AND PRINCIPAL POSITION                  YEAR    SALARY ($)   BONUS ($)   OTHER ($)  OPTIONS (#)(1)
             ---------------------------                  ----    ----------   ---------   ---------  --------------

Steven Dinetz .......................................     1996      470,283     500,000      4,235           75,000
   President, Chief Executive Officer and Director        1995      250,000      90,000      3,785               --
                                                          1994      218,117      90,000         --          863,319(2)

George C. Toulas ....................................     1996      360,070     187,500      5,718           50,000
   Senior Executive Vice President and Regional           1995      250,000      55,000      5,518               --
     Manager (3)                                          1994       54,167      15,109         --               --

Rick Eytcheson ......................................     1996      337,736     162,500      5,207           30,000
   Executive Vice President and Regional Manager          1995      243,000      95,616      3,547               --
                                                          1994      195,000      64,739         --               --

Samuel L. Weller ....................................     1996      294,003     320,320     64,732           30,000
   Executive Vice President and Regional Manager (4)

Jacques Kerrest .....................................     1996      225,000     175,000      8,598           35,000
   Senior Vice President and Chief Financial Officer

---------------
(1) Represents stock options to purchase shares of the Class A Common Stock of the Company.
(2) Gives effect to the reclassification of Chancellor's Class A Common Stock on a 1-for-6 basis immediately prior to the consummation of the Initial Public Offering.
(3) For 1994, represents compensation for the period beginning October 12, 1994, when Mr. Toulas joined the Company, to December 31, 1994.
(4) Represents compensation for the period beginning February 1, 1996, when Mr. Weller joined the Company.

EMPLOYMENT AGREEMENTS

   Dinetz Employment Agreement

      Mr. Dinetz has entered into a new employment agreement with Chancellor and Chancellor Radio Broadcasting pursuant to which he serves as President and Chief Executive Officer of Chancellor and Chancellor Radio Broadcasting. The new employment agreement is currently scheduled to expire on December 31, 2000, unless earlier terminated, and provides for a base salary of $500,000 per year plus an annual bonus of up to $200,000 based on performance criteria established by Chancellor's Board of Directors at the beginning of each fiscal year. Each December 31 during the term of the employment agreement, Mr. Dinetz's base salary for the next succeeding year shall be adjusted based upon the Consumer Price Index, provided that his annual base salary shall never be less than $500,000. Unless either party gives written notice to the contrary prior to December 31 of each year the employment agreement is in effect the employment agreement will automatically be extended for an additional year so that, as of each December 31, the remaining term of the employment agreement will be five years. The employment agreement also provides for participation by Mr. Dinetz in all benefit programs maintained by Chancellor or its subsidiaries and provides for certain life, health and disability insurance coverage for Mr. Dinetz.

      The employment agreement may be terminated by Chancellor and Chancellor Radio Broadcasting at any time prior to the completion of the five year stated term. If Chancellor and Chancellor Broadcasting terminate Mr. Dinetz's employment agreement other than for cause (as defined), or if Mr. Dinetz voluntarily terminates the employment agreement for good reason (as defined), Chancellor and Chancellor Radio Broadcasting must pay Mr. Dinetz severance compensation equal to two years of Mr. Dinetz's base salary; provided, however, that if the decision to terminate the employment agreement results from the failure of Chancellor or Chancellor Radio Broadcasting to meet certain specified financial performance criteria, Mr. Dinetz will be entitled to receive severance compensation equal to one year of Mr. Dinetz's base salary.

      In 1994, pursuant to his former employment agreement Mr. Dinetz was granted options (the "Dinetz Options") to purchase 5,976,415 shares of Nonvoting Stock, including (i) options vesting equally over five years (from January 10, 1994) to purchase up to 3,307,722 shares at an exercise price of $1.00 per share and (ii) options vesting equally over five years (from October 12, 1994) to purchase up to 2,668,582 shares at an exercise price of $1.25 per share, in each case with such exercise price to increase at a compound rate of 9% per annum. Of the options granted, options for 1,062,004 shares contained a feature which conditioned their exercise upon the Company's attaining certain rates of return ("IRR Options"). In September 1995, the Company agreed with Mr. Dinetz to amend the IRR Options to remove the rate of return feature. The Company further agreed to amend the exercise price for the Dinetz Options to provide that all options previously exercisable at $1.00 per share will be exercisable at $1.25 per share and that all options previously exercisable at $1.25 per share will be exercisable at $1.40 per share. The Dinetz Options were also amended to remove the annual compounding of the exercise price. In accordance with their terms, the Dinetz Options were adjusted in connection with the recapitalization of Chancellor's common stock immediately prior to the consummation of the Initial Public Offering. Accordingly, Mr. Dinetz owns, on an adjusted basis, options exercisable for 487,555 shares having an option exercise price of $7.50 per share and options exercisable for 375,764 shares having an option exercise price of $8.40 per share. In addition, on February 9, 1996, Mr. Dinetz was granted options to purchase 75,000 shares of Class A Common Stock pursuant to the Stock Award Plan (as defined).

   Toulas Employment Agreement

         Mr. Toulas is a party to an employment agreement with Chancellor and Chancellor Radio Broadcasting pursuant to which he serves as Regional Manager of WUBE-AM, WUBE-FM, WYGY-FM and WKYN-AM in Cincinnati, KTCJ-FM, KTCZ-AM, KDWB-FM, KEEY-FM, KFAN-AM, WBOB-FM and KQQL-FM in Minneapolis-St. Paul, WOCL-FM, WXXL-FM, WOMX-FM and WJHM-FM in Orlando, WGMS-FM, WBIG-FM and WTEM-AM in Washington, D.C., WHTZ-FM in New York and WFOX-FM in Atlanta. Mr. Toulas is also a Senior Executive Vice President of Chancellor and Chancellor Radio Broadcasting. Mr. Toulas's employment agreement is for a term commencing on February 14, 1996 and ending upon December 31, 2000, unless otherwise terminated as allowed in the agreement. The agreement provides for an initial base salary of $375,000, with an annual increase of between three and five percent as determined by the board of directors. Mr. Toulas is also entitled to receive an annual bonus of up to 50% of his then base salary for each fiscal year, beginning in fiscal year ending December 31, 1996, based on achievement of broadcast cash flow projections established by the board of directors. The broadcast cash flow projections will be adjusted based upon acquisitions or disposition of stations under the supervision of Mr. Toulas. Mr. Toulas is also entitled to the use and paid expenses of an automobile, allowance for a fitness or similar club, and participation in all employee benefit plans maintained by Chancellor or any of its subsidiaries. Mr. Toulas's employment agreement also contains a noncompetition provision pursuant to which Mr. Toulas has agreed that during the term of his employment contract and for six months thereafter he will not engage in the broadcasting business within any community or Arbitron MSA served by those stations managed or overseen by him. On February 14, 1996, concurrently with the consummation of the Initial Public Offering, the Company paid to Mr. Toulas $100,000 in satisfaction of a provision of his former employment agreement providing for a possible cash payment to Mr. Toulas based on the value of the Company's Cincinnati stations at a specified future date.

   Eytcheson Employment Agreement

         Mr. Eytcheson is a party to an employment agreement with Chancellor and Chancellor Radio Broadcasting pursuant to which he serves as Regional Manager of KZLA-FM and KLAC-AM in Los Angeles, KSAN-FM, KNEW-AM, KBGG-FM and KABL-AM in San Francisco, KGGI-FM and KMEN-AM in Riverside-San Bernardino, and KFBK-AM, KGBY-FM and KHYL-FM in Sacramento. Mr. Eytcheson is also an Executive Vice President of Chancellor and Chancellor Radio Broadcasting. Mr. Eytcheson's employment agreement is for a two year term commencing on February 14, 1996, and is subject to automatic successive one-year renewal terms that take effect unless notice of non-renewal is given by the Company to Mr. Eytcheson within 30 days prior to the expiration of the then-current term. Mr. Eytcheson's current base salary is $325,000 per year. Mr. Eytcheson is also entitled to receive an annual bonus of up to 50% of his then base salary for each fiscal year, beginning in fiscal year ending December 31, 1996, based on achievement of broadcast cash flow projections established by the board of directors. The broadcast cash flow projections will be adjusted based upon acquisitions or disposition of stations under the supervision of Mr. Eytcheson. Mr. Eytcheson is also entitled to the use and paid expenses of an automobile, allowance for a fitness or similar club, and participation in all employee benefit plans maintained by Chancellor or any of its subsidiaries. Mr. Eytcheson's employment agreement also contains a noncompetition provision pursuant to which Mr. Eytcheson has agreed that during the term of his employment contract and for one year thereafter he will not engage in the radio broadcasting business within a specified geographic location surrounding the Company's stations under Mr. Eytcheson's supervision pursuant to the employment agreement. On February 14, 1996, concurrently with the consummation of the Initial Public Offering, the Company lent $200,000 to Mr. Eytcheson to enable him to purchase shares of Chancellor's Class A Common Stock in the Initial Public Offering. The loan will be an unsecured, non-interest bearing loan, which will be forgiven during the next three years. The Company made this loan to Mr. Eytcheson in satisfaction of a provision of his former employment agreement providing for a possible cash payment to Mr. Eytcheson based on the value of the Company's Sacramento stations at a specified future date.

   Weller Employment Agreement

      Mr. Weller is a party to an employment agreement with Chancellor and Chancellor Radio Broadcasting pursuant to which he serves as Regional Manager of KMLE-FM, KOOL-FM, KYOT-FM, KZON-FM, KISO-AM and KOY-AM in Phoenix, KXKL-FM, KVOD-FM, KRRF-AM, KIMN-FM and KALC-FM in Denver, WWSW-AM and WWSW-FM in Pittsburgh, and WALK-FM, WALK-AM, WBAB-FM, WBLI-FM, WHFM-FM and WGBB-AM in Nassau-Suffolk (Long Island). Mr. Weller is also an Executive Vice President of Chancellor and Chancellor Radio Broadcasting. The initial term of the employment agreement commenced on February 1, 1996 and continues for twenty three months. The employment agreement provides for an annual base salary of $340,000 and $360,000 in the fiscal years ended December 31, 1997 and 1998, respectively. Mr. Weller is also entitled to receive a quarterly bonus based on the percentage of the annual budgeted broadcast cash flow achieved by the stations for which Mr. Weller has responsibility. The employment agreement also provides that the Company will supply Mr. Weller with other customary benefits, including the use of a car and insurance, disability and medical benefits. The employment agreement also contains a noncompetition provision pursuant to which Mr. Weller has agreed, subject to certain exceptions, that during the term of his employment contract and for six months thereafter he will not engage in the broadcasting business within any community or Arbitron MSA served by those stations managed or overseen by him.

   Kerrest Employment Agreement

      Mr. Kerrest is a party to an employment agreement with Chancellor and Chancellor Radio Broadcasting pursuant to which he serves as Senior Vice President and Chief Financial Officer. Mr. Kerrest's employment agreement is for a two year term commencing on February 14, 1996, and is subject to automatic successive one-year renewal terms that take effect unless notice of non-renewal is given by the Company to Mr. Kerrest within 30 days prior to the expiration of the then-current term. The agreement provides for an initial base salary of $225,000, with an annual increase of not less than five percent as determined by the board of directors. Mr. Kerrest is also entitled to receive an annual bonus, beginning in fiscal year ending December 31, 1996, based on achievement of broadcast cash flow projections established by the board of directors. The employment agreement also provides that the Company will supply Mr. Kerrest with other customary benefits, including the use of a car and insurance, disability and medical benefits.

STOCK OPTIONS

      The following table shows the value, as of December 31, 1996 of stock options of Chancellor held by its Chief Executive Officer and other Named Executive Officers. No stock options were exercised during the year ended December 31, 1996.
                     1996 FISCAL YEAR END OPTION VALUES(1)

                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                                        OPTIONS AT           IN-THE-MONEY OPTIONS
                                                                      FISCAL YEAR-END        AT FISCAL YEAR-END
                                                                             #                        ($)
        NAME                                                      EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
        ----                                                      -------------------------  -------------------------
Steven Dinetz ..................................................      345,326/592,992       5,476,274/8,495,707
George C. Toulas ...............................................         0/50,000                0/150,000
Rick Eytcheson .................................................         0/30,000                0/93,750
Samuel L. Weller ...............................................         0/30,000                0/56,250
Jacques Kerrest ................................................         0/35,000                0/93,750

---------------

(1) Assuming a fair market value of $23.75 per share, which was the closing price per share of the Class A Common Stock on December 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 1996, Messrs. Marcus and Massey served as members of the Compensation Committee of the Board of Directors, of which Mr. Marcus acted as chairman. Mr. Marcus is the President and Chief Executive Officer of Marcus Cable Company, a cable television multiple system operator. An affiliate of Hicks Muse has invested approximately $115.0 million in limited partnership interests in Marcus Cable Company and is one of its largest limited partners.

COMPENSATION OF DIRECTORS

      Beginning in 1997, the non-employee directors of Chancellor (other than Messrs. Hicks, Stuart and Neuman) receive an annual retainer of $25,000 for serving as directors of Chancellor and its subsidiaries. Non-employee directors also receive attendance fees of $1,000 ($500 in the case of telephonic meetings) for each meeting which they attend. Directors who are officers or employees of Chancellor or the Company are not presently expected to receive compensation for their services as directors. Directors of Chancellor are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

      Each of Messrs. Marcus and Massey has been granted fully vested options to purchase up to 13,333 shares of Chancellor's Class A Common Stock at an exercise price of $7.50 per share. These options will expire on October 12, 2004, unless exercised prior to that date. Upon her appointment to the Board of Directors in January 1996, Matrice Ellis-Kirk was granted a right, which she has exercised, to purchase up to 2,500 shares of Class A Common Stock at a price per share equal to the Initial Public Offering price per share. In addition, Ms. Ellis-Kirk has been granted fully vested options to purchase up to 6,666 shares of Class A Common Stock at an exercise price equal to $20.00 per share which expire on January 10, 2006. Ms. Ellis-Kirk resigned as a director of Chancellor and Chancellor Radio Broadcasting on February 21, 1997.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 10, 1997, (i) the number and percentage of outstanding shares of each class of the capital stock of Chancellor that are beneficially owned by
(a) each person or group known by the Company to own beneficially more than 5% of any class of the capital stock of Chancellor, (b) each director of Chancellor; (c) each Named Executive Officer and (d) all directors and executive officers of Chancellor as a group and (ii) the combined percentage of all classes of the capital stock of Chancellor that is beneficially owned by each of such persons or group of persons. Except as noted below, each individual or entity named below is believed to have sole investment and voting power with respect to all the shares of capital stock reflected below.

                                                                                                       PERCENT OF
                                                   CLASS A              CLASS B          PERCENT OF     ECONOMIC
                                               COMMON STOCK(1)      COMMON STOCK(2)     VOTING POWER    INTEREST
                                            -------------------- ---------------------  ------------   ----------
                                              NUMBER    PERCENT    NUMBER     PERCENT
                                            OF SHARES   OF CLASS  OF SHARES   OF CLASS
                                            ---------   --------  ---------   --------
5% STOCKHOLDERS
Thomas O. Hicks (3) ...................     1,815,365    17.4%    8,484,410    99.3%       90.4%          54.3%
    c/o Hicks, Muse, Tate &
    Furst Incorporated,
    200 Crescent Court
    Suite 1600
    Dallas, Texas 75201
HM Parties (4) ........................     1,277,625    12.2%    8,484,410    99.3%       89.8%          51.4%
    c/o Hicks, Muse, Tate &
    Furst Incorporated,
    200 Crescent Court
    Suite 1600
    Dallas, Texas 75201
Putnam Investments, Inc. (5) ..........     1,915,365    18.4%          --      --          2.0%          10.1%
    One Post Office Square
    Boston, Massachusetts 02109
AIM Management Group Inc. (6) .........       818,000     7.8%          --      --           *             4.3%
    11 Greenway Plaza, Suite 1919
    Houston, Texas  77046

OFFICERS AND DIRECTORS
Thomas O. Hicks (3)....................     1,815,365    17.4%    8,484,410    99.3%       90.4%          54.3%
Steven Dinetz (7) .....................       470,738     4.3%       63,500      *          1.2%           2.7%
George C. Toulas (8) ..................        28,333      *            --      --           *              *
Rick Eytcheson (9) ....................        29,583      *            --      --           *              *
Samuel L. Weller (10) .................        11,250      *            --      --           *              *
Jacques Kerrest (11) ..................        23,916      *            --      --           *              *
Jeffrey A. Marcus (12) ................        35,000      *            --      --           *              *
John Massey (12) ......................        23,333      *            --      --           *              *
Eric C. Neuman ........................         1,000      *            --      --           *              *
Lawrence D. Stuart, Jr. ...............         5,451      *            --      --           *              *
All directors and executive officers of
   Chancellor as a group (3) (13) .....     2,489,652    22.7%    8,547,910     100%       91.2%           56.5%

-------------------
   *  Less than one percent.
  (1) The holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of Chancellor. In addition, the holders of the Class A Common Stock are entitled as a class to elect two members of the Board of Directors of Chancellor.
  (2) The holders of the Class B Common Stock are entitled to vote with the holders of the Class A Common Stock on all mattes submitted to a vote of stockholders of Chancellor, except with respect to the election of the Class A directors, certain "going private" transactions and as otherwise required by law. Each share of Class B Common Stock is entitled to ten votes per share on all matters submitted to a vote of stockholders.
  (3) Includes 343,672 shares owned of record by Thomas O. Hicks, 190,712 shares owned of record by Mr. Hicks as the trustee for certain trusts of which his children are beneficiaries and 3,356 shares owned of record by Mr. Hicks as the co-trustee of a trust for the benefit of unrelated parties. Also includes 1,346,801 shares of Class B Common Stock owned of record by the Chancellor Business Trust (as defined) and 1,277,625 shares of Class A Common Stock and 7,137,609 shares of Class B Common Stock owned by five limited partnerships of which the ultimate general partners are entities controlled by Mr. Hicks or Hicks Muse. Thomas O. Hicks is the controlling stockholder of Hicks Muse and serves as Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Secretary of Hicks Muse.
      Accordingly, Mr. Hicks may be deemed to be the beneficial owner of all or a portion of the stock owned of record by such limited partnerships. Mr. Hicks disclaims beneficial ownership of the shares of Class A Common
      Stock and Class B Common Stock not owned by him of record.
 (4) Includes 1,346,801 shares of Class B Common Stock owned of record by the Chancellor Business Trust, 1,277,625 shares of Class A Common Stock and 7,137,609 shares of Class B Common Stock owned by five limited partnerships of which the ultimate general partners are entities controlled by Mr. Hicks or Hicks Muse. Thomas O. Hicks is the controlling stockholder of Hicks Muse and serves as Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Secretary of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of all or a portion of the stock owned of record by such limited partnerships. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr., Michael J. Levitt and Alan B. Menkes are officers, directors and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of shares of stock held by such partnerships. Messrs. Hicks, Muse, Tate, Furst, Stuart, Levitt and Menkes disclaim the existence of a group and each of them disclaim beneficial ownership of shares of stock not owned of record by him. See "Certain Relationships and Related Transactions -- Chancellor Business Trust and Related Registration Rights Agreement."
 (5) Includes shares of Class A Common Stock which may be deemed to be beneficially owned by Putnam Investment Management, Inc. and the Putnam Advisory Company, Inc. ("PAC"), each wholly-owned subsidiaries of such person and registered investment advisors to certain investment companies which hold shares of Class A Common Stock. Except for the power to vote, 100,596 of such shares that is shared by PAC with respect to those shares owned by its institutional clients, each mutual fund's trustees retain the power to vote the shares of Class A Common Stock held by such fund.
 (6) Includes shares held by two wholly-owned subsidiaries of such person that are registered investment advisors.
 (7) Includes (i) options presently exercisable and exercisable within 60 days of the date of this document to purchase up to 461,588 shares of Class A Common Stock, (ii) 600 shares held in an individual retirement account for the benefit of Mr. Dinetz and (ii) 550 shares held by Mr. Dinetz's daughter. Mr. Dinetz disclaims beneficial ownership of the shares of Class A Common Stock not owned by him of record.
 (8) Includes options presently exercisable and exercisable within 60 days of the date of this document to purchase up to 10,000 shares of Class A Common Stock.
 (9) Includes (i) options presently exercisable within 60 days of the date of this document to purchase up to 6,250 shares of Class A Common Stock and
      (ii) 6,667 shares held in an individual retirement account for the benefit of Mr. Eytcheson.
 (10) Includes options presently exercisable and exercisable within 60 days of the date of this document to purchase up to 3,750 shares of Class A
      Common Stock.
 (11) Includes options presently exercisable and exercisable within 60 days of the date of this document to purchase up to 6,250 shares of Class A
      Common Stock.
 (12) Includes options presently exercisable and exercisable within 60 days of the date of this document by each of Messrs. Marcus and Massey to purchase up to 13,333 shares ofClass A Common Stock, and (ii) in the case of Mr. Massey, 10,000 shares of Class A Common Stock held by his wife as her separate property.
 (13) Includes rights and options presently exercisable and exercisable within 60 days of the date of this document to purchase up to 552,154 shares of Class A Common Stock.

ITEM 13.      CERTAIN TRANSACTIONS

   Financial Monitoring and Oversight Agreement

      Chancellor and Chancellor Radio Broadcasting have entered into a financial monitoring and oversight agreement (as amended, the "Financial Monitoring and Oversight Agreement") with Hicks Muse & Co. Partners, L.P. ("Hicks Muse Partners"), an affiliate of Hicks Muse. Pursuant thereto, Chancellor and Chancellor Radio Broadcasting pay to Hicks Muse Partners an annual fee adjustable upward or downward at the end of each fiscal year to a fee equal to 0.25% of the budgeted consolidated annual net sales of the Company, provided, that such fee shall at no time be less than $500,000 per year. In the event that Chancellor or any of its subsidiaries acquires another entity or business during the term of the Financial Monitoring and Oversight Agreement, the annual fee for the calendar year in which such acquisition occurs shall be adjusted prospectively as of the closing of such acquisition to an annual amount equal to 0.25% of the pro forma combined budgeted consolidated annual net sales of the Company (including the sales of the acquired entity or business for such entire fiscal year on a pro forma basis). Notwithstanding the foregoing, so long as certain provisions of the Indenture dated as of October 12, 1994 between Chancellor Radio Broadcasting and U.S. Trust Company of Texas, N.A., as amended, remain in effect, then in the event that the aggregate payments payable pursuant to the Financial Monitoring and Oversight Agreement exceed at any time the aggregate payments that would have been required by the Company under certain provisions of the Financial Monitoring and Oversight Agreement as in effect on October 12, 1994 by more than

$2.5 million, then the annual fee shall automatically be adjusted (the "Fee Adjustment") to an amount equal to at least $200,000, adjusted pursuant to a formula based upon changes in the consumer price index from the prior year, provided that the annual fee shall never be lower than $200,000. Promptly following the occurrence of a Fee Adjustment, the Company is obligated to retain a nationally recognized investment banking firm for the purpose of rendering a fairness opinion to the effect that the payments under the Financial Monitoring and Oversight Agreement, without giving effect to the Fee Adjustment, are fair to the Company from a financial point of view. In the event that the Company receives such a fairness opinion, Hicks Muse Partners shall be entitled to receive all payments due to it under the Financial Monitoring and Oversight Agreement with retroactive effect to the date the Fee Adjustment occurred. All past due amounts under the Financial Monitoring and Oversight Agreement bear interest at the prime commercial lending rate plus 5.0%.

      Hicks Muse Partners is also entitled to reimbursement for any out-of-pocket expenses incurred by it in connection with rendering services under the Financial Monitoring and Oversight Agreement. In addition, Chancellor and Chancellor Radio Broadcasting have agreed to indemnify Hicks Muse Partners, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Financial Monitoring and Oversight Agreement.

      The Financial Monitoring and Oversight Agreement makes available on an ongoing basis the resources of Hicks Muse Partners concerning a variety of financial matters. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by Chancellor and Chancellor Radio Broadcasting without the addition of personnel or the engagement of outside professional advisors. The Financial Monitoring and Oversight Agreement expires on the earlier of (i) April 1, 2006 and (ii) the date on which HM Fund II and its affiliates cease to own beneficially, directly or indirectly, any securities of Chancellor.

    Financial Advisory Agreement

      Chancellor and Chancellor Radio Broadcasting are parties to an agreement (the "Financial Advisory Agreement") with HM2/Management Partners, L.P. ("HM2"). Pursuant to the Financial Advisory Agreement, HM2 received cash financial advisory fees of approximately $0.3 million, $6.2 million, $84,000 and $22,500, respectively, upon the closing of the acquisitions of radio station KDWB in July 1995, Shamrock Broadcasting in February 1996, the Denver Exchange in July 1996 and radio station WKYN-AM in November 1996, as compensation for its services as financial advisor for such acquisitions. In addition, HM2 received approximately $1.9 million in financial advisory fees in connection with the Omni Transaction and approximately $5.0 million in connection with the Colfax Transaction. HM2 also is entitled to receive a fee equal to 1.5% of the transaction value (as defined) for each add-on transaction (as defined) in which Chancellor, Chancellor Radio Broadcasting or any of their subsidiaries is involved. HM2 is also entitled to reimbursement for any out-of-pocket expenses incurred by it in connection with rendering services under the Financial Advisory Agreement. The term "transaction value" means the total value of any add-on transaction, including without limitation, the aggregate amount of the funds required to complete the add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement, but including the amount of any indebtedness, preferred stock or similar items assumed or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring or other similar transaction directly or indirectly involving Chancellor, Chancellor Radio Broadcasting or any of their respective subsidiaries and any other person or entity. In addition, Chancellor and Chancellor Radio Broadcasting have agreed to indemnify HM2, its affiliates and shareholders, and their respective directors, officers, agents, employees and affiliates from and against all claims, actions, proceedings, demands, liabilities, damages, judgments, assessments, losses and costs, including fees and expenses, arising out of or in connection with the services rendered by HM2 in connection with the Financial Advisory Agreement.

      Pursuant to the Financial Advisory Agreement HM2 provides investment banking, financial advisory and other similar services with respect to the add-on transactions in which the Company is involved. Such transactions require additional attention beyond that required to monitor and advise the Company on an ongoing basis and accordingly the Company pays separate financial advisory fees with respect to such matters in addition to those paid in connection with Financial Monitoring and Oversight Agreement. The services that have been and will continue to be provided by HM2 could not otherwise be obtained by Chancellor and Chancellor Radio Broadcasting without the addition of personnel or the engagement of outside professional advisors. The Financial Advisory Agreement will terminate concurrently with the termination of the Financial Monitoring and Oversight Agreement.

   Stockholders Agreement

      Certain stockholders of Chancellor have entered into a stockholders agreement (the "Stockholders Agreement") with Chancellor, which provides, among other things, that such stockholders, which include certain affiliates of Hicks Muse, may require Chancellor, subject to certain registration volume limitations, to effect up to three demand registrations under the Securities Act for the sale of such stockholders' shares of Common Stock. The Stockholders Agreement also provides that in the event Chancellor proposes to register any shares of its Common Stock under the Securities Act, whether or not for its own account, the stockholders that are parties to the Stockholders Agreement shall be entitled, with certain exceptions, to include their shares of Common Stock in such registration.

    Chancellor Business Trust and Related Registration Rights Agreement

      At the time of the acquisition of the American Media Station Group, affiliates of Hicks Muse and certain investment funds operated by Fidelity Investments formed a business trust (the "Chancellor Business Trust") to hold shares of the capital stock of Chancellor. The Chancellor Business Trust currently holds 15.8% of the Class B Common Stock. HM2/GP Partners, L.P., an affiliate of Hicks Muse (the "Hicks Muse Manager"), acts as manager for, and has a beneficial interest in, the Chancellor Business Trust. Prior to its dissolution, the Chancellor Business Trust is entitled to registration rights under the Stockholders Agreement for the shares of Common Stock held by it. Upon dissolution of the Chancellor Business Trust and the distribution to the beneficiaries thereof (other than the Hicks Muse Manager) of the Class B Common Stock held by the Chancellor Business Trust, such stock will automatically convert into Class A Common Stock. Such beneficiaries, including the Hicks Muse Manager, will be entitled to certain registration rights set forth in a Registration Rights Agreement between Chancellor and the trust unitholders. Under that agreement, the trust unitholders, subject to certain limitations, are entitled to require Chancellor to effect a "shelf" registration under the Securities Act and to keep effective the registration statement for such offering for a period of 36 months for the purpose of allowing such trust unitholders to dispose of the shares of Common Stock held by them. In addition, after the dissolution of he Chancellor business Trust and the distribution of the Common Stock held thereby, the trust unitholders are entitled to participate, subject to certain limitations, in any offering registered under the Securities Act effected by the Company for its own account. The Chancellor Business Trust may be dissolved at any time by the Hicks Muse Manager. The Chancellor Business Trust dissolves by its terms on February 9, 1998.

    Hicks Muse Equity Investment

      In August, 1996, an affiliate of Hicks Muse purchased 1,185,521 shares of the Class A Common Stock of Chancellor for approximately $23.0 million in accordance with an agreement entered into between Hicks Muse and Chancellor in February 1996. The proceeds of this equity investment were contributed by Chancellor to the capital of Chancellor Radio Broadcasting and were used to repay borrowings under the existing credit agreement.

    Purchase of Exchangeable Preferred Stock

      In connection with the funding of the Shamrock Acquisition, affiliates of Hicks Muse purchased $12.5 million initial liquidation preference of the Company's 14% Senior Exchangeable Preferred Stock for a purchase price of approximately $11.9 million (or 95% of the initial liquidation preference of such shares) and received in connection therewith an aggregate of 92,774 shares of Class A Common Stock. The net proceeds of the sale of the Senior Exchangeable Preferred Stock were used to retire the Company's 14% Senior Exchangeable Preferred Stock at a redemption price of 96.5% of the initial liquidation preference thereof, plus accumulated and unpaid dividends to the redemption date. The Hicks Muse purchasers, along with the other purchasers of the 14% Senior Exchangeable Preferred Stock, are entitled to registration rights for the sale of the shares of Class A Common Stock issued in connection with sale of such preferred stock.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) 1. and 2. Financial Statements and Financial Statement Schedules.

      The financial statements and schedules listed in the Index to Financial Statements that appears in Item 8 on Page 19 of this Report on Form 10-K are filed as part of this report.

          3.  Exhibits.

     EXHIBIT
       NO.                   DESCRIPTION OF DOCUMENT
      ---                   -----------------------

      2.1 Asset Purchase Agreement dated as of April 19, 1994, between American Media, Inc. and Chancellor Holdings Corp. (formerly, MBD Broadcasting, Inc.) (1)

      2.2 Asset Purchase Agreement dated as of April 19, 1994, among SanRiver Radio, Inc., Mid-Florida Radio, Inc. and Chancellor Holdings Corp. (formally MBD Broadcasting, Inc.) (1)

      2.3 Asset Purchase Agreement dated as of April 19, 1994, between National Radio Partners, L.P. and Chancellor Holdings Corp. (formerly, MBD Broadcasting, Inc.) (1)

      2.4 Asset Purchase Agreement dated as of April 19, 1994, between National Radio Partners, L.P. and Chancellor Communications Corporation (1)

      2.5 Local Programming and Marketing Agreement dated February 1, 1995, between Midcontinent Radio of Minnesota, Inc., as Licensee, Radio Station KDWB-FM, and Chancellor Broadcasting Company(2)

      2.6 Asset Purchase Agreement dated February 1, 1995, between Midcontinent Radio of Minnesota, Inc., Chancellor Broadcasting Company and Chancellor Broadcasting Licensee Company (2)

      2.7 Escrow Agreement dated February 7, 1995, between Midcontinent Radio of Minnesota, Inc., Chancellor Broadcasting Company and NationsBank of Texas, N.A. (2)

      2.8 Stock Purchase Agreement dated as of August 3, 1995, among Chancellor Broadcasting Company, Trefoil Communications, Inc., and the Selling Securityholders named therein (3)

      2.9 Asset Purchase Agreement dated as of May 14, 1996, among OmniAmerica Group, WAPE-FM License Partnership, WFYV-FM License Partnership, WEAT-FM License Partnership, WEAT-AM License Partnership, WXXL License Partnership, WOLL License Partnership, WJHM-FM License Partnership, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)

      2.10 Local Marketing Agreement dated as of June 28, 1996, among OmniAmerica Group, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)

      2.11 Exchange Agreement dated as of July 1, 1996, among WBLI, Inc., WBLI-FM, Inc., WHFM, Inc., WBAB, Inc., WGBB, Inc., SFX Broadcasting, Inc. and Chancellor Radio Broadcasting Company (7)

      2.12 Local Marketing Agreement dated as of July 1, 1996, among WBLI, Inc., WBLI-FM, Inc., WHFM, Inc., WBAB, Inc., WGBB, Inc. and Chancellor Radio Broadcasting Company (7)

      2.13 Exchange Agreement dated as of June 24, 1996, among America Radio Systems Corporation and Chancellor Radio Broadcasting Company (8)

      2.14 Local Marketing Agreement dated as of June 24, 1996, among America Radio Systems Corporation and Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (8)

      2.15 Asset Purchase Agreement dated as of August 24, 1996 by and among Classical Acquisition Limited Partnership, Radio 100 of Maryland Limited Partnership, Radio 100 Limited Partnership, Radio 570 Limited Partnership, Radio 94 of Phoenix Limited Partnership, and Radio 95 of Phoenix Limited Partnership and Chancellor Radio Broadcasting Company (8)

      2.16 Agreement and Plan of Merger, dated as of February 19, 1997, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Evergreen Media Corporation (9)

      2.17 Joint Purchase Agreement, dated as of February 19, 1997, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company, Evergreen Media Corporation of Los Angeles and Evergreen Media Corporation (10)

      2.18 Stock Purchase Agreement, dated as of February 16, 1997, between Viacom International Inc. and Evergreen Media Corporation of Los Angeles (10)

      3.1 Second Restated Certificate of Incorporation of Chancellor Broadcasting Company, as amended (4)

      3.2 Certificate of Incorporation of Chancellor Radio Broadcasting Company, as amended *

      3.3 Certificate of Incorporation of Chancellor Broadcasting Licensee Company (1)

      3.4   Second Restated Bylaws of Chancellor Broadcasting Company (4)

      3.5   Bylaws of Chancellor Radio Broadcasting Company, as amended (1)

      3.6   Bylaws of Chancellor Broadcasting Licensee Company (1)

      3.7 Certificate of Designation for the 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock of Chancellor Radio Broadcasting Company (8)

      3.8 Certificate of Designation for the 12% Exchangeable Preferred Stock of Chancellor Radio Broadcasting Company (11)

      3.9 Certificate of Designation for the 7% Convertible Preferred Stock of Chancellor Broadcasting Company (12)

      4.1 Indenture, dated October 1, 1994, governing the outstanding 12 1/2% Senior Subordinated Notes due 2004 (1)

      4.2 First Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated October 1, 1994, governing the 12 1/2% Senior Subordinated Notes due 2004 (4)

      4.3 Second Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated October 1, 1994, governing the 12 1/2% Senior Subordinated Notes due 2004 (4)

      4.4 Indenture, dated as of February 14, 1996, governing the outstanding 9 3/8% Senior Subordinated Notes due 2004 (5)

      4.5 First Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated February 14, 1996, governing the 9 3/8% Senior Subordinated Notes due 2004 (4)

      4.6 Indenture, dated as of February 26, 1996, governing the 12 1/4% Subordinated Exchange Debentures due 2008 (4)

      4.7 Indenture, dated as of January 23, 1997, governing the 12% Subordinated Exchange Debentures due 2009 (11)

      10.1 Lease Agreement dated as of May 22, 1989, between Kruse Microwave and SanRiver Radio, Inc., as amended (1)

      10.2 License Agreement dated as of March 1, 1974, between City of New Hope, Minnesota and National Radio Partners, L.P., as assignee of American Media, Inc. (1)

      10.3 Tower Lease Agreement dated as of November 23, 1988, between United Television and Shoreview FM Group, a Minnesota general partnership
            (1)

      10.4 Partnership Agreement dated as of November 23, 1988, of Shoreview FM Group, a Minnesota general partnership (1)

      10.5 Tax Sharing Agreement between Chancellor Holdings Corp. and Chancellor Broadcasting Company(2)

      10.6 Amended and Restated Monitoring and Oversight Agreement between Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and HM2/Management Partners, L.P. (4)

      10.7 Amended and Restated Stockholders Agreement dated February 14, 1996 among Chancellor Broadcasting Company and certain Holders named therein (4)

      10.8 Registration Rights Agreement dated October 12, 1994 between Chancellor Broadcasting Company and the Holders named therein (6)

      10.9 Letter Agreement dated February 9, 1996 regarding Hicks Muse Equity Investment among Chancellor Broadcasting Company and HM Fund II (4)

      10.10 Sales Agreement, dated as of July 1, 1996, among OmniAmerica Group, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)

      10.11 Program Consulting Agreement, dated as of June 28, 1996, among OmniAmerica Group, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)

      10.12 Consulting Agreement, dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Anthony S. Ocepek (7)

      10.13 Consulting Agreement, dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Carl E. Hirsch (7)

      10.14 Consulting Agreement dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and H. Dean Thacker (7)

      10.15 Non-Competition Agreement dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Carl E. Hirsch (7)

      10.16 First Consent and Amendment dated as of May 13, 1996, among Chancellor Radio Broadcasting Company, the Banks party thereto and Bankers Trust Company, as managing agent (7)

      10.17 Employment Agreement dated as of February 1, 1996, between Chancellor Radio Broadcasting Company and Samuel Weller (7)

      10.18 Employment Agreement dated as of February 14, 1996, between Chancellor Radio Broadcasting Company and Rick Eytcheson (8)

      10.19 Employment Agreement dated as of February 14, 1996, between Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and George C. Toulas *

      10.20 Employment Agreement dated as of February 14, 1996, between Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Jacques Kerrest *

      10.21 Employment Agreement dated as of February 14, 1996 among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Steven Dinetz (7)

      10.22 Chancellor Broadcasting Company Stock Award Plan *

      10.23 Registration Rights Agreement, dated as of January 23, 1997, among Chancellor Radio Broadcasting Company, BT Securities Corporation, Credit Suisse First Boston, Goldman, Sachs & Co., NationsBanc Capital Markets, Inc. and Smith Barney Inc. (11)

      10.24 Amended and Restated Credit Agreement, dated as of February 14, 1996 and amended and restated as of January 23, 1997, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company, various banks, Goldman Sachs Credit Partners L.P., as documentation agent, NationsBank of Texas, N.A., as syndication agent, and Bankers Trust, as managing agent and arranger *

      11.1  Computation of Per Share Earnings for Chancellor Broadcasting
            Company *

      12.1 Computation of Ratio of Earnings to Fixed Charges for Chancellor Radio Broadcasting Company *

      12.2 Computation of Ratio of Earnings to Fixed Charges for Trefoil Communications, Inc. *

      21.1  Subsidiaries of Chancellor Broadcasting Company (4)

      27.1  Financial Data Schedule for Chancellor Broadcasting Company *

      27.2  Financial Data Schedule for Chancellor Radio Broadcasting Company *

      27.3  Financial Data Schedule for Chancellor Broadcasting Licensee
            Company *
-------------------
 *   Filed herewith.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-80534) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company (File No. 33-80534) for the fiscal quarter ended March 31, 1995.
(3) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-98334) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Annual Report on Form 10-K of Chancellor, Chancellor Broadcasting and Broadcasting Licensee for the fiscal year ended December 31, 1995.
(5) Incorporated by reference from the Form 8-K of Chancellor Broadcasting Company (File No. 0-27726) and Chancellor Radio Broadcasting Company (File No. 33-98334) as filed with the Securities and Exchange Commission on February 29, 1996.
(6) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-98336) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-02782) of Chancellor Radio Broadcasting Company as filed with the Securities and Exchange Commission.
(8) Incorporated by reference to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company (File No. 0-27726) for the fiscal quarter ended September 30, 1996.
(9) Incorporated by reference to Exhibit 99(a) of the Schedule 13D filed by Chancellor Broadcasting Company, Thomas O. Hicks and Lawrence D. Stuart, Jr. on March 3, 1997 with respect to the Class A Common Stock of Evergreen Media Corporation.
(10) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) on March 11, 1997.
(11) Incorporated by reference to the Form 8-K filed by Chancellor Radio Broadcasting Company (File No. 33-98334) on February 6, 1997.
(12) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) on February 6, 1997.


    (B)   REPORTS ON FORM 8-K.


      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHANCELLOR BROADCASTING COMPANY



                                       By        /s/ STEVEN DINETZ
                                         --------------------------------------
                                         Steven Dinetz,
                                         President, Chief Executive Officer
                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  SIGNATURE                                    TITLE                               DATE
                  ---------                                    -----                               ----


            /s/  STEVEN DINETZ                   President, Chief Executive Officer and       March  25, 1997
--------------------------------------------
                Steven Dinetz                    Director (Principal Executive Officer of
                                                 Registrant)


           /s/  JACQUES KERREST                  Senior Vice President and Chief              March 25, 1997
--------------------------------------------
               Jacques Kerrest                   Financial Officer (Principal Financial
                                                 and Accounting Officer of Registrant)


           /s/  THOMAS O. HICKS                  Chairman of the Board and Director           March 25, 1997
--------------------------------------------
               Thomas O. Hicks


          /s/  JEFFREY A. MARCUS                 Director                                     March 25, 1997
--------------------------------------------
              Jeffrey A. Marcus


            /s/  JOHN H. MASSEY                  Director                                     March 25, 1997
--------------------------------------------
               John H. Massey


            /s/  ERIC C. NEUMAN                  Director                                     March 25, 1997
--------------------------------------------
               Eric C. Neuman


                                                 Director                                     March 25, 1997
--------------------------------------------
           Lawrence D. Stuart, Jr.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHANCELLOR RADIO BROADCASTING COMPANY



                                       By        /s/ STEVEN DINETZ
                                         --------------------------------------
                                         Steven Dinetz,
                                         President, Chief Executive Officer
                                         and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  SIGNATURE                                    TITLE                               DATE
                  ---------                                    -----                               ----


            /s/  STEVEN DINETZ                   President, Chief Executive Officer and       March  25, 1997
--------------------------------------------
                Steven Dinetz                    Director (Principal Executive Officer of
                                                 Registrant)


           /s/  JACQUES KERREST                  Senior Vice President and Chief              March 25, 1997
--------------------------------------------
               Jacques Kerrest                   Financial Officer (Principal Financial
                                                 and Accounting Officer of Registrant)


           /s/  THOMAS O. HICKS                  Chairman of the Board and Director           March 25, 1997
--------------------------------------------
               Thomas O. Hicks


          /s/  JEFFREY A. MARCUS                 Director                                     March 25, 1997
--------------------------------------------
              Jeffrey A. Marcus


            /s/  JOHN H. MASSEY                  Director                                     March 25, 1997
--------------------------------------------
               John H. Massey


            /s/  ERIC C. NEUMAN                  Director                                     March 25, 1997
--------------------------------------------
               Eric C. Neuman


                                                 Director                                     March 25, 1997
--------------------------------------------
           Lawrence D. Stuart, Jr.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHANCELLOR BROADCASTING LICENSEE
                                       COMPANY



                                       By        /s/ STEVEN DINETZ
                                         --------------------------------------
                                         Steven Dinetz,
                                         President, Chief Executive Officer
                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  SIGNATURE                                    TITLE                               DATE
                  ---------                                    -----                               ----


            /s/  STEVEN DINETZ                   President, Chief Executive Officer and       March 25, 1997
--------------------------------------------
                Steven Dinetz                    Director (Principal Executive Officer of
                                                 Registrant)


           /s/  JACQUES KERREST                  Senior Vice President and Chief              March 25, 1997
--------------------------------------------
               Jacques Kerrest                   Financial Officer (Principal Financial
                                                 and Accounting Officer of Registrant)


          /s/  JEFFREY A. MARCUS                 Director                                     March 25, 1997
--------------------------------------------
              Jeffrey A. Marcus


            /s/  JOHN H. MASSEY                  Director                                     March 25, 1997
--------------------------------------------
               John H. Massey

                         INDEX TO FINANCIAL STATEMENTS
                                 (ITEM 14(A)1)



CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
  Report of Independent Accountants ......................................................................  F-1
  Consolidated Balance Sheets as of December 31, 1995 and 1996 ...........................................  F-2
  Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996 .............  F-3
  Consolidated Statements of Changes in Common Stockholders' Equity for the years ended
     December 31, 1994, 1995 and 1996 ....................................................................  F-4
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996 .............  F-5
  Notes to Consolidated Financial Statements .............................................................  F-6

CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
  Report of Independent Accountants ......................................................................  F-21
  Consolidated Balance Sheets as of December 31, 1995 and 1996 ...........................................  F-22
  Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996 .............  F-23
  Consolidated Statements of Changes in Common Stockholder's Equity for the years ended
     December 31, 1994, 1995 and 1996 ....................................................................  F-24
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996 .............  F-25
  Notes to Consolidated Financial Statements .............................................................  F-26

TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES
  Report of Independent Accountants ......................................................................  F-41
  Report of Independent Accountants ......................................................................  F-42
  Consolidated Balance Sheets as of December 31, 1994 and 1995 ...........................................  F-43
  Consolidated Statements of Operations for the years ended December 31, 1994 and 1995 and the period ended February 13, 1996 ......................................................................  F-44
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994 and 1995 and the period ended February 13, 1996...............................................................  F-45
  Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1995 and the period ended February 13, 1996.......................................................................  F-46
  Notes to Consolidated Financial Statements .............................................................  F-47

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                 (ITEM 14(A)2)

CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
   Report of Independent Accountants .....................................................................  S-1
   Parent Company Condensed Balance Sheets as of December 31, 1995 and 1996 ..............................  S-2
   Parent Company Condensed Statements of Operations for the years ended
     December 31, 1994, 1995 and 1996 ....................................................................  S-3
   Parent Company Condensed Statements of Changes in Stockholders' Equity for
     the years ended December 31, 1994, 1995 and 1996 ....................................................  S-4
   Parent Company Condensed Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996 ....................................................................  S-5
   Notes to Condensed Financial Statements ...............................................................  S-6
   Schedule II -- Valuation and Qualifying Accounts ......................................................  S-7
CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
   Report of Independent Accountants .....................................................................  S-8
   Schedule II -- Valuation and Qualifying Accounts ......................................................  S-9
TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES
   Report of Independent Accountants .....................................................................  S-10
   Report of Independent Accountants .....................................................................  S-11
   Schedule II -- Valuation and Qualifying Accounts ......................................................  S-12

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Chancellor Broadcasting Company:

      We have audited the accompanying consolidated balance sheets of Chancellor Broadcasting Company and Subsidiaries (collectively the "Company") as of December 31, 1995 and 1996 and the related consolidated statements of operations, changes in common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                               COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 13, 1997,
except for Note 15 as
to which the date is
February 19, 1997

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                                                                                          1995            1996
                                                                                     -------------   --------------
                                                      ASSETS
Current assets:
  Cash ..........................................................................    $   1,314,214   $    3,788,546
  Accounts receivable, net of allowance for doubtful accounts of $263,528
    and $1,023,660, respectively ................................................       13,243,292       46,584,705
  Prepaid expenses and other ....................................................          546,405        2,753,731
                                                                                     -------------   --------------
       Total current assets .....................................................       15,103,911       53,126,982
Restricted cash .................................................................               --       20,363,329
Property and equipment, net .....................................................       17,925,845       49,122,932
Intangibles and other, net ......................................................      203,808,395      551,406,094
Deferred financing costs, net ...................................................        4,284,413       16,723,346
                                                                                     -------------   --------------
       Total assets .............................................................    $ 241,122,564   $  690,742,683
                                                                                     =============   ==============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................................    $   1,873,888   $    4,409,389
  Accrued liabilities ...........................................................        4,692,948       12,529,831
  Accrued interest ..............................................................        2,710,891        6,868,839
  Current portion of long-term debt .............................................        4,062,500          400,000
                                                                                     -------------   --------------
       Total current liabilities ................................................       13,340,227       24,208,059
Long-term debt ..................................................................      168,107,242      354,913,499
Deferred income taxes ...........................................................        4,952,361        2,606,314
Other ...........................................................................               --          801,572
                                                                                     -------------   --------------
       Total liabilities ........................................................      186,399,830      382,529,444
                                                                                     -------------   --------------
Commitments (Note 11)
Redeemable senior cumulative exchangeable preferred stock of subsidiary, par value $.01 per share; 1,000,000 shares authorized, none and 1,000,000 shares issued and outstanding, respectively; preference in liquidation of
  $109,110,301 ..................................................................               --      107,222,416
Common stockholders' equity:
  Class A common stock, par value $.01 per share; 40,000,000 shares authorized,
    302,107 and 9,937,320 shares issued, respectively, and
    302,107 and 9,881,656 shares outstanding, respectively ......................            3,021          99,373
  Class B common stock, par value $.01 per share; 10,000,000 shares authorized,
    63,500 and 8,547,910 shares issued and outstanding, respectively ............              635          85,479
  Class C common stock, par value $.01 per share; 10,000,000 shares authorized,
    8,484,410 and zero shares issued and outstanding, respectively ..............           84,844              --
  Additional paid-in capital ....................................................       66,271,500      231,930,337
  Accumulated deficit ...........................................................      (11,637,266)     (30,086,232)
  Treasury stock ................................................................               --       (1,038,134)
                                                                                     -------------   --------------
       Total common stockholders' equity ........................................       54,722,734      200,990,823
                                                                                     -------------   --------------
       Total liabilities and stockholders' equity ...............................    $ 241,122,564   $  690,742,683
                                                                                     =============   ==============


               The accompanying notes are an integral part of the
                             financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         1994             1995            1996
                                                                     -------------   -------------   --------------

Gross broadcasting revenues .....................................    $  30,080,829   $  73,278,860   $  203,188,125
Less agency commissions .........................................        3,763,734       8,956,717       24,786,594
                                                                     -------------   -------------   --------------
       Net revenues .............................................       26,317,095      64,322,143      178,401,531
                                                                     -------------   -------------   --------------
Operating expenses:
  Programming, technical and news ...............................        5,678,829      11,734,285       40,987,411
  Sales and promotion ...........................................        7,137,039      17,556,256       47,026,490
  General and administrative ....................................        2,844,284       8,174,189       23,195,565
  Depreciation and amortization .................................        2,954,159       8,256,268       20,877,374
  Corporate expenses ............................................          599,657       1,815,535        4,844,985
  Stock option compensation .....................................               --       6,360,000        3,800,000
                                                                     -------------   -------------   --------------
                                                                        19,213,968      53,896,533      140,731,825
                                                                     -------------   -------------   --------------
       Income from operations ...................................        7,103,127      10,425,610       37,669,706
Other (income) expense:
  Interest expense ..............................................        5,246,827      18,114,549       35,703,862
  Other, net ....................................................          (19,265)         42,402           68,419
                                                                     -------------   -------------   --------------
       Income (loss) before provision for income taxes and
         extraordinary loss .....................................        1,875,565      (7,731,341)       1,897,425
Provision for income taxes ......................................        1,163,716       3,799,955        4,612,551
Dividends and accretion on preferred stock of subsidiary ........               --              --       11,556,943
                                                                     -------------   -------------   --------------
       Net income (loss) before extraordinary loss ..............          711,849     (11,531,296)     (14,272,069)
Extraordinary loss on early extinguishment of debt, net of
   income tax benefit ...........................................          817,819              --        4,176,897
                                                                     -------------   -------------   --------------
       Net loss .................................................         (105,970)    (11,531,296)     (18,448,966)
Loss on repurchase of preferred stock ...........................               --              --       16,570,065
                                                                     -------------   -------------   --------------
       Net loss attributable to common stock ....................    $    (105,970)  $ (11,531,296)  $  (35,019,031)
                                                                     =============   =============   ==============

Loss applicable to common stock:
   Income (loss) before extraordinary loss ......................    $        0.14   $       (1.30)  $        (1.85)
   Extraordinary loss ...........................................            (0.16)             --            (0.25)
                                                                     -------------   -------------   --------------
   Net loss .....................................................    $       (0.02)  $       (1.30)  $        (2.10)
                                                                     =============   =============   ==============
Weighted average number of shares outstanding ...................        5,166,039       8,849,936       16,704,381
                                                                     =============   =============   ==============


               The accompanying notes are an integral part of the
                             financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY


                                               CLASS A                  CLASS B                 CLASS C
                                             COMMON STOCK            COMMON STOCK            COMMON STOCK
                                       ------------------------  ---------------------  ---------------------
                                         SHARES       AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT
                                       -----------  -----------  ----------  ---------  -----------  ---------

Balance, January 1, 1994 ..........             --           --         166  $       2           --        --
Issuance of common stock on
   January 10, 1994................        302,107   $    3,021      63,334        633    3,884,211  $ 38,842
Issuance of common stock on
   October 12, 1994................             --           --          --         --    4,600,033    46,000
Net loss ..........................             --           --          --         --           --         --
                                       -----------  -----------  ----------  ---------  -----------  ---------
Balance, December 31, 1994 ........        302,107        3,021      63,500        635    8,484,244     84,842
Stock option compensation .........             --           --          --         --           --         --
Issuance of common stock on
  June 29, 1995....................             --           --          --         --          166          2
Net loss ..........................             --           --          --         --           --         --
                                       -----------  -----------  ----------  ---------  -----------  ---------

Balance, December 31, 1995 ........        302,107        3,021      63,500        635    8,484,410     84,844
Stock option compensation .........             --           --          --         --           --         --
Issuance of common stock on
   February 14, 1996 ..............      8,447,192       84,472          --         --           --         --
Loss on repurchase of preferred
   stock of subsidiary on
   February 21, 1996                            --           --          --         --           --         --
Repurchase of common stock on
February 21, 1996 .................        (55,664)          --          --         --           --         --
Issuance of common stock on
   August 9, 1996 .................      1,185,521       11,855          --         --           --         --
Issuance of common stock on
   August 20, 1996 ................          2,500           25          --         --           --         --
Conversion of common stock on
   October 22, 1996 ...............             --           --   8,484,410     84,844   (8,484,410)  (84,844)
Net loss ..........................             --           --          --         --           --         --
                                       -----------  -----------  ----------  ---------  -----------  ---------
Balance, December 31, 1996 ........      9,881,656  $    99,373   8,547,910  $  85,479           --  $      --
                                       ===========  ===========  ==========  =========  ===========  =========

                                          ADDITIONAL
                                           PAID-IN         ACCUMULATED        TREASURY
                                           CAPITAL           DEFICIT           STOCK           TOTAL
                                        -------------    -------------    ------------   -------------

Balance, January 1, 1994 ............   $         998               --               --    $       1,000
Issuance of common stock on
   January 10, 1994 .................      25,456,504               --               --       25,499,000
Issuance of common stock on
   October 12, 1994 .................      34,454,000               --               --       34,500,000
Net loss ............................              --    $    (105,970)              --         (105,970)
                                        -------------    -------------    -------------    -------------
Balance, December 31, 1994 ..........      59,911,502         (105,970)              --       59,894,030
Stock option compensation ...........       6,360,000               --               --        6,360,000
Issuance of common stock on
  June 29, 1995 .....................              (2)              --               --               --
Net loss ............................              --      (11,531,296)              --      (11,531,296)
                                        -------------    -------------    -------------    -------------

Balance, December 31, 1995 ..........      66,271,500      (11,637,266)              --       54,722,734
Stock option compensation ...........       3,800,000               --               --        3,800,000
Issuance of common stock on
   February 14, 1996 ................     155,390,782               --               --      155,475,254
Loss on repurchase of preferred
   stock of subsidiary on
   February 21, 1996                      (16,570,065)              --               --      (16,570,065)
Repurchase of common stock on
February 21, 1996 ...................              --               --    $  (1,038,134)      (1,038,134)
Issuance of common stock on
   August 9, 1996 ...................      22,988,145               --               --       23,000,000
Issuance of common stock on
   August 20, 1996 ..................          49,975               --               --           50,000
Conversion of common stock on
   October 22, 1996 .................              --               --               --               --
Net loss ............................              --      (18,448,966)              --      (18,448,966)
                                        -------------    -------------    -------------    -------------
Balance, December 31, 1996 ..........   $ 231,930,337    $ (30,086,232)   $  (1,038,134)   $ 200,990,823
                                        =============    =============    =============    =============


                         The accompanying notes are an
                  integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                      1994             1995            1996
                                                                ----------------  ---------------  ----------------
Cash flows from operating activities:
  Net loss .................................................    $       (105,970) $   (11,531,296) $    (18,448,966)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ..........................           2,954,159        8,256,268        20,877,374
    Amortization of deferred financing costs ...............             226,000          791,000         2,633,583
    Stock option compensation ..............................                  --        6,360,000         3,800,000
    Deferred income taxes ..................................           1,490,716        3,788,877         4,548,481
    Dividends and accretion on preferred stock
      of subsidiary ........................................                  --               --        11,556,943
    Extraordinary loss .....................................             490,819               --         4,176,897
    Changes in assets and liabilities, net of the effects
      of acquired businesses:
      Accounts receivable, net .............................          (9,675,567)      (2,343,520)      (13,408,364)
      Prepaids and other ...................................             216,036         (214,868)         (982,637)
      Accounts payable .....................................           1,509,064         (541,914)        1,429,070
      Accrued liabilities ..................................           1,334,397          447,196         3,706,725
      Accrued interest .....................................           2,251,654          459,237         4,157,948
                                                                ----------------  ---------------  ----------------
        Net cash provided by operating activities ..........             691,308        5,470,980        24,047,054
                                                                ----------------  ---------------  ----------------
Cash flows from investing activities:
  Purchases of broadcasting properties .....................        (204,509,849)     (24,351,529)     (439,533,609)
  Purchases of other property and equipment ................            (238,648)      (1,709,897)       (3,208,553)
                                                                ----------------  ---------------  ----------------
        Net cash used in investing activities ..............        (204,748,497)     (26,061,426)     (442,742,162)
                                                                ----------------  ---------------  ----------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt .................         168,910,299               --       277,627,630
  Proceeds from borrowings under revolving debt facility ...           5,639,237       54,458,819       101,966,762
  Repayment of long-term debt ..............................         (25,000,000)      (2,437,500)     (109,816,233)
  Repayments of borrowings under revolving debt facility ...          (3,975,539)     (31,633,467)     (105,540,183)
  Issuance of preferred stock of subsidiary ................                  --               --       175,412,322
  Repurchase of preferred stock ............................                  --               --       (95,462,423)
  Issuance of common stock .................................          60,000,000               --       178,525,254
  Repurchase of common stock ...............................                  --               --        (1,038,134)
  Payment of preferred stock dividends .....................                  --               --          (505,555)
                                                                ----------------  ---------------  ----------------
        Net cash provided by financing activities ..........         205,573,997       20,387,852       421,169,440
                                                                ----------------  ---------------  ----------------
        Net increase (decrease) in cash ....................           1,516,808         (202,594)        2,474,332
Cash, at beginning of year .................................                  --        1,516,808         1,314,214
                                                                ----------------  ---------------  ----------------
Cash, at end of year .......................................    $      1,516,808  $     1,314,214  $      3,788,546
                                                                ================  ===============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (NOTE 5):
Cash paid during the period for:
  Interest ............................................         $      2,769,173  $    16,864,312  $     28,912,331
  Income taxes ........................................         $             --  $            --  $         62,407







                         The accompanying notes are an
                  integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

      Chancellor Broadcasting Company, formerly Chancellor Corporation ("Chancellor") and its subsidiaries (collectively, the "Company") operate in a single industry segment, which segment encompasses the ownership and management of radio broadcast stations located in markets throughout the United States. Chancellor conducts its business through Chancellor Radio Broadcasting Company ("Chancellor Broadcasting") and has no operations or cash flows of its own. Chancellor and Chancellor Broadcasting were formed in June 1994 to acquire and operate radio stations owned by American Media, Inc. and two corporations and one partnership affiliated with American Media, Inc. (collectively, the "American Media Station Group") and by Chancellor Communications Corporation ("Chancellor Communications"). That transaction was consummated on October 12, 1994. Chancellor Communications was formed in 1993 to acquire and operate radio stations KGBY-FM and KFBK-AM. That transaction closed on January 10, 1994 and the consolidated financial statements include the activity of all the stations since their respective dates of acquisition.

      In June 1995, the 1,000 shares of common stock of Chancellor Communications held by an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") were exchanged for additional shares of common stock of Chancellor, which subsequently contributed these shares to Chancellor Broadcasting as an additional capital contribution. As a result, Chancellor Communications became a wholly owned subsidiary of Chancellor Broadcasting. Chancellor Communications was then merged with the Company. The transactions had no effect on the financial position or results of operations of the Company.

      Chancellor Broadcasting Licensee Company is a wholly-owned non-operating legal entity formed to hold title to the Company's broadcast licenses. Such entity has no significant other assets and no material liabilities, contingencies or commitments. Consistent with industry practice for financial reporting purposes, no material value has been specifically allocated to the licenses. Accordingly, no financial statement information has been provided herein due to its immateriality to investors.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

      The consolidated financial statements include the accounts of Chancellor and its subsidiaries Chancellor Broadcasting and Chancellor Broadcasting Licensee Company for all periods presented, and its subsidiaries Trefoil Communications, Inc., Shamrock Broadcasting Inc., Shamrock Radio Licenses, Inc., Shamrock Broadcasting Licenses of Denver, Inc. and Shamrock Broadcasting of Texas, Inc. from their date of acquisition. All significant intercompany accounts and transactions have been eliminated.

   Cash

      The Company maintains cash in demand deposits with financial institutions. The Company had no cash equivalents during the periods presented. All highly liquid investments with an original maturity of less than three months are considered cash equivalents.

   Property and Equipment

      Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets, which range from three to twenty-five years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Costs of repairs and maintenance are charged to operations as incurred.

   Intangibles

      Goodwill represents the excess of cost over the fair values of the identifiable tangible and other intangible net assets acquired and is being amortized over the straight-line method over forty years. Other intangible assets comprise amounts paid for pending acquisitions, agreements not to compete, a tower lease advantage and organization costs incurred in the incorporation of the Company. Other intangibles, excluding pending acquisition costs, are being amortized by the straight-line method over their estimated useful lives ranging from three to ten

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES years. Pending acquisition costs are deferred and capitalized as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated.

      The Company evaluates intangible assets for potential impairment by analyzing the operating results, future cash flows on an undiscounted basis, trends and prospects of the Company's stations, as well as by comparing them to their competitors. The Company also takes into consideration recent acquisition patterns within the broadcast industry, the impact of recently enacted or potential FCC rules and regulations and any other events or circumstances which might indicate potential impairment.

   Deferred Financing Costs

      Costs associated with obtaining debt financing are capitalized and amortized using the interest method over the term of the related debt. As a result of refinancing the Company's original credit facility, during the year ended December 31, 1994 unamortized deferred financing costs of approximately $818,000 were expensed as an extraordinary item in the consolidated statements of operations. As a result of refinancing the Company's second credit facility, the early redemption of $20.0 million of its existing notes (defined) and the prepayment of $18.7 million of it's a Term Loan Facility (defined) from its third credit facility, during the year ended December 31, 1996 unamortized deferred financing costs of $3.4 million, less $543,500 of tax benefit, were expensed as an extraordinary item in the consolidated statements of operations. Approximately $5.1 million, $118,000 and $18.6 million of new financing costs were incurred for the years ended December 31, 1994, 1995 and 1996, respectively. Accumulated amortization at December 31, 1995 and 1996, amounted to approximately $959,000 and $2.8 million, respectively.

   Revenue Recognition

      Broadcasting operations derive revenue primarily from the sale of program time and commercial announcements to local, regional and national advertisers. Revenue is recognized when the programs and commercial announcements are broadcast.

   Barter Transactions

      Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment, and services. Barter revenue is recorded at the fair value of the goods or services received and is recognized in income when the advertisements are broadcast. Goods or services are charged to expense when received or used. Advertising time owed and goods or services due the Company are included in accounts payable and accounts receivable, respectively.

   Advertising Costs

      The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are expensed as incurred and totaled approximately $1.4 million, $4.2 million and $16.2 million for the years ended December 31, 1994, 1995 and 1996, respectively.

   Stock Option Compensation

      Stock option compensation expense is recognized in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

   Income Taxes

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

      Chancellor, Chancellor Radio Broadcasting and Chancellor Broadcasting Licensee Company have elected to file consolidated federal income tax returns (the "Chancellor Group") and Trefoil Communications, Inc., Shamrock Broadcasting Inc., Shamrock Radio Licenses, Inc., Shamrock Broadcasting Licenses of Denver, Inc. and Shamrock Broadcasting of Texas, Inc. have elected to file consolidated federal income tax returns (the "Shamrock Group"). Each of these groups have entered into a tax sharing agreement governing the allocation of any consolidated federal income tax liability among its members. In general, each subsidiary allocates and pays income taxes computed as if each subsidiary filed a separate federal income tax return. Similar principles apply to any consolidated state and local income tax liabilities.

   Concentration of Credit Risk

      The Company's revenue and accounts receivable primarily relate to advertising of products and services within the radio stations' broadcast areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Credit losses have been within management's expectations and adequate allowances for any uncollectible trade receivables are maintained.

   Income (Loss) Per Share

      Net income (loss) per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during each respective period. Proceeds from the exercise of the dilutive stock options are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. The calculation of income (loss) per common share is adjusted for the recapitalization as discussed in Note 8 and dividends and accretion on preferred stock.

   Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                                             DECEMBER 31,
                                                                                     ------------------------------
                                                                                          1995           1996
                                                                                     -------------   --------------

      Land .......................................................................   $   1,572,229   $    3,036,663
      Building and building improvements .........................................       3,159,848        9,202,378
      Towers and antenna systems .................................................       3,689,972       14,476,104
      Studio, technical and transmitting equipment ...............................       7,830,375       23,026,564
      Office equipment, furniture and fixtures ...................................       2,484,261        5,521,010
      Record library .............................................................       1,800,510        2,193,236
      Vehicles ...................................................................         362,787        1,117,908
      Construction in progress ...................................................         503,504           78,877
                                                                                     -------------   --------------
                                                                                        21,403,486       58,652,740
      Less accumulated depreciation ..............................................      (3,477,641)      (9,529,808)
                                                                                     -------------   --------------
                                                                                     $  17,925,845   $   49,122,932
                                                                                     =============   ==============

      Depreciation expense for the years ended December 31, 1994, 1995 and 1996 was $0.9 million, $2.6 million and $6.5 million, respectively.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

4.    INTANGIBLE AND OTHER ASSETS

      Intangible and other assets consist of the following:

                                                                                             DECEMBER 31,
                                                                                     ------------------------------
                                                                                          1995            1996
                                                                                     -------------   --------------
      Goodwill ...................................................................   $ 205,971,820   $  567,377,120
      Noncompete agreements ......................................................       1,950,000        2,025,000
      Tower lease advantage ......................................................         305,000          305,000
      Pending acquisition costs ..................................................       3,246,265        2,620,474
      Other ......................................................................          45,718          626,220
                                                                                     -------------   --------------
                                                                                       211,518,803      572,953,814
      Less accumulated amortization ..............................................      (7,710,408)     (21,547,720)
                                                                                     -------------   --------------
                                                                                     $ 203,808,395   $  551,406,094
                                                                                     =============   ==============


      Amortization expense for intangible assets for the years ended December 31, 1994, 1995 and 1996 was $2.0 million, $5.7 million and $14.3 million, respectively.

5.    ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES

      On January 9, 1994, Chancellor Communications purchased substantially all the assets and assumed certain liabilities of KGBY-FM and KFBK-AM for approximately $49.5 million, including acquisition costs. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition has been accounted for as a purchase and, accordingly, the results of operations associated with the acquired assets have been included in the accompanying statements from the date of acquisition.

      The acquisition is summarized as follows (in thousands):

      Assets acquired and liabilities assumed:
        Property and equipment ...................................................      $    4,921
        Goodwill and other intangibles ...........................................          44,401
        Prepaid expenses and other assets ........................................             413
        Accrued liabilities ......................................................            (205)
                                                                                        ----------
                Total acquisition ................................................      $   49,530
                                                                                        ==========

      On October 12, 1994, Chancellor Radio Broadcasting purchased substantially all the assets and assumed certain liabilities consisting solely of accrued expenses and future payments under ongoing contracts of the American Media Station Group (other than KHYL-FM in Sacramento, California) for approximately $139.5 million in cash, including acquisition costs and payments in respect of agreements not to compete. On the same date, Chancellor Communications purchased all the assets and certain liabilities consisting solely of accrued expenses and future payments under ongoing contracts of KHYL-FM for approximately $15.5 million in cash, including acquisition costs and payments in respect of an agreement not to compete. These acquisitions have been accounted for as purchases and, accordingly, the results of operations associated with the acquired assets have been included in the accompanying statements from the date of acquisition.

      The acquisition is summarized as follows (in thousands):

      Assets acquired and liabilities assumed:
        Property and equipment ...................................................      $   12,671
        Goodwill and other intangibles ...........................................         142,618
        Prepaid expenses and other assets ........................................             353
        Accrued liabilities ......................................................            (662)
                                                                                        -----------
                Total acquisition ................................................      $  154,980
                                                                                        ==========

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

      Simultaneously with the closing of these transactions, Chancellor acquired all of Chancellor Communications' outstanding nonvoting stock in exchange for newly issued shares of Chancellor's nonvoting stock. Chancellor contributed all the acquired shares of Chancellor Communication's nonvoting stock to Chancellor Radio Broadcasting, as a result of which Chancellor Communications became a subsidiary of Chancellor Radio Broadcasting. Because these entities are under common management and control, this exchange has been accounted for at historical cost in a manner similar to a pooling of interests.

      On July 31, 1995, the Company purchased substantially all the assets and assumed certain liabilities of KDWB-FM for approximately $22.6 million, including acquisition costs. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition has been accounted for as a purchase and, accordingly, the results of operations associated with the acquired assets have been included in the accompanying statements from the date of acquisition.

      The acquisition is summarized as follows (in thousands):

      Assets acquired and liabilities assumed:
        Property and equipment ...................................................      $    1,866
        Goodwill and other intangibles ...........................................          21,032
        Prepaid expenses and other assets ........................................              82
        Other liabilities ........................................................            (383)
                                                                                        -----------
                Total acquisition ................................................      $   22,597
                                                                                        ==========

      On February 14, 1996, the Company acquired all of the outstanding capital stock of Trefoil Communications, Inc. ("Trefoil") for approximately $408.0 million, including acquisition costs. Trefoil is a holding company, the sole asset of which is the capital stock of Shamrock Broadcasting, Inc. ("Shamrock Broadcasting"). The acquisition of Trefoil was financed through a new credit agreement, new senior subordinated notes, Chancellor's initial public stock offering, senior exchangeable preferred stock and the issuance of unregistered common stock of Chancellor. The acquisition of Trefoil was accounted for as a purchase for financial accounting purposes and a non-taxable business combination for tax purposes and, accordingly, the results of operations associated with the acquired assets have been included in the accompanying statements from the date of acquisition.

      The acquisition is summarized as follows (in thousands):

      Assets acquired and liabilities assumed:
        Cash .....................................................................      $       38
        Accounts receivable, net .................................................          18,636
        Prepaid expenses and other assets ........................................           1,274
        Property and equipment ...................................................          36,429
        Goodwill and other intangibles ...........................................         361,425
        Deferred tax asset .......................................................           5,464
        Accrued liabilities ......................................................         (14,564)
        Other noncurrent liabilities .............................................            (702)
                                                                                        ----------
                Total acquisition ................................................      $  408,000
                                                                                        ==========

      Simultaneously with the acquisition of Trefoil, the Company entered into a time brokerage agreement with Evergreen Media Corporation for the outsourcing of certain limited functions of WWWW-FM and WDFN-AM, both Detroit stations acquired with Trefoil, and an option to purchase such stations for $30.0 million of cash. These stations were operated pursuant to this agreement until January 30, 1997, the date on which the disposition of these stations occurred. Subsequent to the acquisition of Trefoil, KTBZ-FM, a Houston station acquired with Trefoil, was operated by Secret Communications, L.P. ("Secret") under a Local Marketing Agreement ("LMA")/Exchange Agreement with the Company. In March 1996, the Company entered into an agreement to exchange KTBZ-FM and $5.6 million of cash to Secret for KALC-FM and KIMN-FM, Denver, Colorado. The Company began managing certain limited functions of these stations, pursuant to an LMA, effective April 1, 1996 and closed on the exchange

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES of the stations effective July 31, 1996. The exchange has been accounted for using the fair values of the assets exchanged plus the $5.6 million of additional cash and $0.8 million of additional acquisition costs, and was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $28.7 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight line method.

      The exchange is summarized as follows (in thousands):

      Assets acquired and liabilities assumed:
        Prepaid expenses and other assets ........................................      $      163
        Property and equipment ...................................................           2,363
        Goodwill and other intangibles ...........................................          28,657
        Accrued liabilities ......................................................            (138)
                                                                                        ----------
                Total acquisition ................................................      $   31,045
                                                                                        ==========

      On May 15, 1996, the Company entered into an agreement to acquire substantially all the assets and certain liabilities of OmniAmerica Group ("Omni") for an aggregate price of $178.0 million, including $163.0 million of cash and $15.0 million of Chancellor's Class A Common Stock. On June 24, 1996, the Company entered into an agreement with American Radio Systems Corporation ("American Radio") whereby it will exchange the West Palm Beach, Florida stations acquired from Omni for American Radio's KSTE-AM and $33.0 million of cash. KSTE-AM is located in Rancho Cordova, California and is part of the Sacramento market. On July 1, 1996, Chancellor entered into an agreement with SFX Broadcasting, Inc. ("SFX") whereby it will exchange the Jacksonville, Florida stations being acquired pursuant to the Omni acquisition agreement and $11.0 million of cash for SFX's WBAB-FM, WBLI-FM, WGBB-AM and WHFM-FM, Nassau-Suffolk, New York. Pursuant to various agreements, the Company began managing certain limited functions of the remaining Omni stations and the SFX stations beginning July 1, 1996, and station KSTE-AM beginning August 1, 1996.

      On November 22, 1996, the Company acquired substantially all the assets of WKYN-AM, Florence, Kentucky, for approximately $1.4 million, including transaction costs. WKYN-AM serves the Cincinnati, Ohio market.

      On January 23, 1997, the Company acquired substantially all the assets and certain liabilities of Colfax Communications ("Colfax") for an aggregate price of $373.0 million. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition will be accounted for as a purchase. Pursuant to the acquisition agreement, at December 31, 1996 the Company had $20.4 million of cash in a restricted escrow account which was remitted to Colfax at closing. On January 29, 1997, the Company entered into an agreement to sell WMIL-FM and WOKY-AM, Milwaukee, Wisconsin stations acquired from Colfax, to Clear Channel Radio, Inc. for $40.0 million in cash.

      On February 13, 1997, the Company acquired substantially all the assets and certain liabilities of Omni for $163.0 million of cash and $15.0 million of Chancellor Class A Common Stock. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition will be accounted for as a purchase.

      The following summarizes the unaudited consolidated pro forma data as though the acquisitions of KDWB-FM, Shamrock Broadcasting Company and KIMN-FM and KALC-FM had occurred as of the beginning of 1995 (in thousands, except per share amounts):

                                                                   1995                      1996
                                                          ------------------------  ------------------------
                                                          HISTORICAL    PRO FORMA   HISTORICAL     PRO FORMA
                                                          ----------    ---------   ----------     ---------
                                                                       (UNAUDITED)                (UNAUDITED)
        Net revenue ...................................   $    64,322  $   162,360  $   178,402  $   187,198
        Net income (loss) before extraordinary loss ...       (11,531)     (21,477)     (14,272)     (15,113)
        Net loss ......................................       (11,531)     (21,477)     (18,449)     (15,113)
        Net loss before extraordinary loss per share ..         (1.30)       (1.16)       (1.85)       (0.82)
        Net loss per share ............................         (1.30)       (1.16)       (2.10)       (0.82)

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

      The following summarizes the unaudited consolidated pro forma balance sheet as of December 31, 1996 as though the acquisition of Colfax, the issuance of the Exchangeable Preferred Stock, the issuance of the Convertible Preferred Stock (including the over-allotment), and the New Credit Agreement had occurred on that date (in thousands):

                                                                       HISTORICAL         PRO FORMA
                                                                       ----------         ---------
                                                                                         (UNAUDITED)
        Total assets ............................................     $     690,743    $   1,053,833
                                                                      =============    =============

        Current liabilities .....................................     $      24,208    $      40,598
        Long-term liabilities ...................................           358,322          410,359
        Preferred stock .........................................           107,222          404,585
        Common stockholders' equity .............................           200,991          198,291
                                                                      -------------    -------------
        Total liabilities and stockholders' equity ..............     $     690,743    $   1,053,833
                                                                      =============    =============

6.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                                DECEMBER 31,
                                                                     --------------------------------
                                                                          1995              1996
                                                                     ---------------  ---------------
      Salaries ..................................................    $       534,297  $     3,697,072
      Sales commissions .........................................            889,010        2,149,167
      Rep commissions ...........................................            561,189        1,549,048
      Other .....................................................          2,708,452        5,134,544
                                                                     ---------------  ---------------
                                                                     $     4,692,948  $    12,529,831
                                                                     ===============  ===============


7.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                DECEMBER 31,
                                                                     --------------------------------
                                                                          1995               1996
                                                                     ---------------  ---------------
      Term loan .................................................    $    67,562,500  $    74,968,527
      Revolving credit loan .....................................         24,607,242       20,344,972
      Subordinated notes due 2004 ...............................         80,000,000      260,000,000
                                                                     ---------------  ---------------
                                                                         172,169,742      355,313,499
      Less current portion ......................................          4,062,500          400,000
                                                                     ---------------  ---------------
                                                                     $   168,107,242  $   354,913,499
                                                                     ===============  ===============


      The Company's term and revolving credit facilities were refinanced on January 23, 1997, in conjunction with the acquisition of Colfax Communications under a new bank credit agreement (the "New Credit Agreement") with Bankers Trust Company, as administrative agent, and other institutions party thereto. The New Credit Agreement includes a $225.0 million term loan facility (the "Term Loan Facility") and a revolving loan facility (the "Revolving Loan Facility" and, together with the Term Loan, the "New Bank Financing"). The Revolving Loan Facility originally provides for borrowings up to $120.0 million, which is subsequently reduced as and when the Company receives the net cash proceeds of the pending station swaps and dispositions. In connection with the refinancing of the term and revolving loan facilities in January 1997, the Company incurred an extraordinary charge to write-off deferred finance costs of approximately $4.5 million.

      The New Bank Financing is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by the Company and (ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by the Company, excluding FCC licenses, leasehold interests in studio or office space and leasehold and partnership interests in tower or transmitter sites in which necessary consents to the granting of a security interest cannot be obtained without payments to any other party or on a timely basis. The New Bank Financing also is guaranteed by the subsidiaries of Chancellor and Chancellor Radio Broadcasting, whose guarantees are

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES collateralized by a first priority perfected pledge of the capital stock Chancellor Radio Broadcasting. The Term Loan Facility is due in increasing quarterly installments beginning in 1997 and matures in January 2003. All outstanding borrowings under the Revolving Facility mature in January 2003. The facilities bear interest at a rate equal to, at the Company's option, the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to either .375% or .250% per annum on the unused portion of the Revolving Facility, depending upon whether the Company's leverage ratio is equal to or greater than 4.5:1 or less than 4.5:1, respectively. The bank financing facilities which existed on December 31, 1996 accrued interest at the prime rate plus 1.25% (9.5%) on $3.0 million and the LIBOR rate plus 2.50% (8.125%) on $92.0 million of borrowings.

      In connection with the IPO (defined), the Company redeemed 25% of its Existing Notes (defined) for approximately $22.2 million. The redemption was completed in March 1996 and resulted in an extraordinary charge of $2.8 million. The remaining $60.0 million 12 1/2% Senior Subordinated Notes due 2004 (the "Existing Notes") mature October 1, 2004, and bear interest at 12.5% per annum. On February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc., the Company issued $200.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 (the "New Notes" and, together with the Existing Notes, the "Notes"), which mature on October 1, 2004, and bear interest at 9.375% per annum. Interest on the Notes is paid semi-annually. The Existing and New Notes are redeemable, in whole or in part, at the option of the Company on or after October 1, 1999 and February 1, 2000, respectively, at redemption prices expressed as a percentage of the principal amount, ranging from 100.000% to 105.556%, plus accrued interest thereon to the date of acquisition. In addition, prior to January 31, 1999, the Company may redeem up to 25% of the original aggregate principal amount of the New Notes with the net proceeds of one or more public equity offerings. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company. The New Notes rank pari passu in right of payment to the Existing Notes. The Notes are guaranteed on a senior subordinated basis by Chancellor Radio Broadcasting Company's subsidiaries.

      Scheduled debt maturities for the Company's outstanding long-term debt at December 31, 1996 for each of the next five years and thereafter are as follows:

      1997 ..................................................  $       400,000
      1998 ..................................................          400,000
      1999 ..................................................        9,874,886
      2000 ..................................................       11,296,119
      2001 ..................................................       17,469,864
      Thereafter ............................................      315,872,630
                                                               ---------------
                                                               $   355,313,499
                                                               ===============

      See Note 5 for pro forma effects of the New Bank Financing subsequent to year end. Both the New Bank Financing and Notes indentures contain certain covenants, including, among others, limitations on the incurrence of additional debt, in the case of the New Bank Financing; requirements to maintain certain financial ratios; and restrictions on the payment of dividends to stockholders and from the subsidiaries to Chancellor.

8.    CAPITAL STRUCTURE

      In February 1996, Chancellor sold 7.7 million shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), in an initial public offering, (the "IPO"), which generated net proceeds of $142.4 million, and in a private placement, issued $100.0 million of exchangeable redeemable preferred stock (the "Acquisition Preferred Stock") of Chancellor Radio Broadcasting and 742,192 shares of Class A common stock of Chancellor to an affiliated entity and other investors.

      Immediately prior to the IPO, Chancellor effected a recapitalization of its current capital stock. Pursuant to the recapitalization, each six shares of Chancellor's Nonvoting Stock were reclassified into one share of Class A Common Stock. Each six shares of Chancellor's Voting Stock were reclassified into one share of Class B Common

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

Stock and each six shares of Convertible Nonvoting Stock were reclassified into one share of Class C Common Stock. In connection with the recapitalization, 63,334 shares of Class A Common Stock were exchanged for an equal number of shares of Class B Common Stock, and an additional 8,484,410 shares of Class A Common Stock were exchanged for an equal number of shares of Class C Common Stock. The recapitalization has been given retroactive effect in the financial statements.

      In February 1996, subsequent to the IPO, the Company completed a private placement of $100.0 million of newly authorized Senior Cumulative Exchangeable Preferred Stock (the "Old Preferred Stock"). Upon completion, the proceeds of the Old Preferred Stock were used to redeem the Acquisition Preferred Stock and 55,664 shares of Class A Common Stock. The redemption resulted in a charge to net loss attributable to common stock of approximately $16.6 million and an additional reduction of stockholders' equity of approximately $1.0 million.

      In June 1996, the holders of Chancellor's Class C Common Stock filed an application with the FCC to convert the stock into Chancellor's Class B Common Stock. The holders of Class C Common Stock received approval of their applications and subsequently converted their stock on October 22, 1996.

      In August 1996 pursuant to an agreement entered into at the time of the IPO, Chancellor sold 1.2 million shares of Class A Common Stock in a private placement to an affiliated entity, which generated proceeds of $23.0 million which were contributed to Chancellor Radio Broadcasting.

      In September 1996, the Company completed an exchange offering whereby it exchanged the Old Preferred Stock for 1,000,000 shares of 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "Senior Exchangeable Preferred Stock") in a transaction registered under the Securities Act of 1933, as amended. The terms of the Senior Exchangeable Preferred Stock are substantially identical to those of the Old Preferred Stock. Dividends on the Senior Exchangeable Preferred Stock accrue from its date of issuance and are payable quarterly commencing November 15, 1996, at a rate per annum of 12 1/4% of the then effective liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 15, 2001 either in cash or by adding such dividends to the then effective liquidation preference of the Senior Exchangeable Preferred Stock. The Senior Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after February 15, 2001, at various redemption prices, plus, accumulated and unpaid dividends to the date of redemption. In addition, prior to February 15, 1999, the Company may, at its option, redeem the Senior Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices, plus, accumulated and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least 75% of the number of shares of Senior Exchangeable Preferred Stock originally issued.

      The Company is required, subject to certain conditions, to redeem all of the Senior Exchangeable Preferred Stock outstanding on February 15, 2008, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a change of control (as defined), the Company must offer to purchase all of the then outstanding shares of Senior Exchangeable Preferred Stock at a price equal to 101% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of purchase. Subject to certain conditions, the Senior Exchangeable Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12 1/4% subordinated exchange debentures due 2008.

      On January 23, 1997, Chancellor completed a private placement of $100.0 million of newly authorized 7% Convertible Preferred Stock (the "Convertible Preferred Stock") and Chancellor Radio Broadcasting completed a private placement of $200.0 million of newly authorized 12% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock").

      Dividends on the Convertible Preferred Stock accrue from its date of issuance and are payable quarterly commencing April 15, 1997, at a rate per annum of 7% of the liquidation preference per share. The liquidation preference of the Convertible Preferred Stock is $50.00 per share. The Convertible Preferred Stock is convertible at the option of the holder at any time after March 23, 1997, unless previously redeemed, into Class A Common Stock of Chancellor at a conversion price of $32.90 pre share of Class A Common Stock, subject to adjustment in certain

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES events. In addition, after January 19, 2000, the Company may, at its option, redeem the Convertible Preferred Stock, in whole or in part, at specified redemption prices plus accrued and unpaid dividends through the redemption date. Upon the occurrence of a change of control (as defined), Chancellor must, subject to certain conditions, offer to purchase all of the then outstanding shares of Convertible Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of purchase.

      Dividends on the Exchangeable Preferred Stock will accrue from the date of its issuance and will be payable semi-annually commencing July 15, 1997, at a rate per annum of 12% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to January 15, 2002 either in cash or in additional shares of Exchangeable Preferred Stock. The liquidation preference of the Exchangeable Preferred Stock will be $100.00 per share. The Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after January 15, 2002, at the redemption prices set forth herein, plus accrued and unpaid dividends to the date of redemption. In addition, prior to January 15, 2000, the Company may, at its option, redeem the Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices plus accrued and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least $150.0 million aggregate liquidation preference of Exchangeable Preferred Stock. The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on January 15, 2009, at a redemption price equal to 100% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption. Upon the occurrence of a Change of Control (as defined), the Company will, subject to certain conditions, offer to purchase all of the then outstanding shares of Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the repurchase date. In addition, prior to January 15, 1999, upon the occurrence of a Change of Control, the Company will have the option to redeem the Exchangeable Preferred Stock in whole but not in part at a redemption price equal to 112% of the liquidaton preference thereof, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock will, with respect to dividend rights and rights on liquidation, rank junior to the Senior Exchangeable Preferred Stock. Subject to certain conditions, the Exchangeable Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12% subordinated exchange debentures due 2009, including any such securities paid in lieu of cash interest.

      In addition to the accrued dividends discussed above, the recorded value of the Senior Exchangeable Preferred Stock, the Convertible Preferred Stock and the Exchangeable Preferred Stock includes or will include an amount for the accretion of the difference between the stock's fair value at date of issuance and its mandatory redemption amount, calculated using the effective interest method.

9.    INCOME TAXES

      All of the Company's revenues were generated in the United States. The provision for income taxes for continuing operations consists of the following:

                                                                       YEAR ENDED DECEMBER 31
                                                                --------------------------------------------
                                                                     1994           1995           1996
                                                                -------------   -------------  -------------
      Current:
         State .............................................    $        --     $      11,098  $      64,070
      Deferred:
         Federal  ..........................................        1,267,109       3,220,528      3,866,209
         State .............................................          223,607         568,329        682,272
                                                                --------------  -------------  -------------
                   Total provision .........................    $   1,490,716   $   3,799,955  $   4,612,551
                                                                =============   =============  =============

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

      Income tax expense differs from the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes for the following reasons:

                                                                            YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                     1994           1995           1996
                                                                -------------   -------------  -------------

      U.S. federal income tax at statutory rate ............    $     637,692   $  (2,628,656) $     645,125
      State income taxes, net of federal benefit ...........          112,533        (463,880)       113,846
      Valuation allowance provided for loss carryforward
         generated during the current period ...............          720,490       6,589,750        307,000
      Reconciliation of return to estimate .................               --          71,510             --
      Permanent difference .................................           20,001         231,231      3,546,580
                                                                -------------   -------------  -------------
                                                                $   1,490,716   $   3,799,955  $   4,612,551
                                                                =============   =============  =============

                                                                                         DECEMBER 31,
                                                                                ----------------------------
                                                                                    1995           1996
                                                                                -------------  -------------
      The deferred tax assets (liabilities) consist of the following:
      Loss carryforwards expiring 2009 and 2010 ...........................     $   4,766,240  $  11,806,985
      Deferred stock option compensation deduction ........................         2,544,000      4,064,000
      Tax credits .........................................................                --      2,951,555
      Other ...............................................................           105,411        680,819
                                                                                -------------  -------------
         Gross deferred tax assets ........................................         7,415,651     19,503,359
                                                                                -------------  -------------
      Depreciation and amortization .......................................        (5,057,772)   (21,488,463)
                                                                                -------------  -------------
      Deferred tax assets valuation allowance .............................        (7,310,240)      (621,210)
                                                                                -------------  -------------
         Net deferred tax liabilities .....................................     $  (4,952,361) $  (2,606,314)
                                                                                =============  =============

      The deferred tax valuation allowance was originally established due to the uncertainty surrounding the realizability of the Company's deferred tax assets using the "more likely than not" criteria. During the fourth quarter of 1996, the Company revised its estimate of the likelihood that it will realize the majority of its deferred tax assets and adjusted its valuation allowance accordingly. This revised estimate was the direct result of the acquisition of Trefoil. Reversal of the valuation allowance related to deferred tax assets which existed on the date of acquisition or which were acquired as a result of the Trefoil acquisition were credited against the original purchase accounting allocation to goodwill. The reversal of the valuation allowance related to deferred tax assets generated subsequent to the acquisition were credited as a reduction of income tax expense and extraordinary losses as appropriate.

      The Company's tax credits and net operating loss carryforwards at December 31, 1996 begin expiring in 1997 and 2001, respectively. The Company has provided a valuation allowance for those tax credits which do not meet a "more likely than not" realizability test.

10.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) Savings Plan, whereby eligible employees can contribute up to either 15% of their salary, per year, subject to certain maximum contribution amounts. Prior to 1996, the Company had not made any contributions to the plan, nor is it required to in future periods. However, the Company did elect to make a discretionary match for 1996 of approximately $250,000. Employees become eligible to participate in the plan after the completion of one year of service and the attainment of age twenty-one.

11.   COMMITMENTS

      The Company leases real property, office space, broadcasting equipment and office equipment under various noncancellable operating leases. Certain of the Company's leases contain escalation clauses, renewal options and/or purchase options. In addition, the Company assumed lease obligations in connection with the acquisition of Trefoil on February 14, 1996. The Company also has employment and rating survey agreements in excess of one year, and has entered into a twelve-year financial monitoring and oversight agreement with Hicks Muse & Co. Partners, L.P., which is an affiliate of Hicks, Muse, Tate & Furst Incorporated.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

      Future minimum payments under the noncancellable operating lease agreements at December 31, 1996 are approximately as follows:

      1997 ....................................................    $   6,023,586
      1998 ....................................................        4,865,095
      1999 ....................................................        4,277,779
      2000 ....................................................        3,564,247
      2001 ....................................................        2,805,282
      Thereafter ..............................................       13,080,261
                                                                   -------------
                                                                   $  34,616,250
                                                                   =============


      Rent expense was approximately $227,000, $1.3 million and $4.8 million for the years ended December 31, 1994, 1995 and 1996, respectively.

12.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      For cash, short-term debt, and other current amounts receivable and payable, and the variable-rate term debt, the carrying amount approximates fair value.

      For the fixed-rate long-term debt, the fair value is estimated based on quoted market prices. The carrying values at December 31, 1995 and 1996 was $80.0 million and $260.0 million, respectively, and the estimated fair values at each date were $85.4 million and $267.8 million, respectively.

      For Chancellor Radio Broadcasting's Senior Exchangeable Preferred Stock, the fair value of $113.75 per share at December 31, 1996 is estimated based on quoted market prices.

13.   STOCK-BASED COMPENSATION

     During 1994, Chancellor's Board of Directors granted options to purchase 996,068 shares of its common stock to the senior management of the Company at exercise prices of $6.00 and $7.50. The option agreements vest over a five year period and originally contained certain performance criteria and indexed exercise prices. On September 30, 1995, Chancellor entered into an agreement with its senior management to substantially revise and amend these option agreements to eliminate certain of the performance criteria provisions and to adjust and fix the exercise prices at $7.50 and $8.40, respectively. Management developed an estimate of the fair value of the stock options in the amount of $19.0 million. Based upon this estimate and the applicable vesting periods, the Company recognized stock option compensation expense and a corresponding credit to equity of $6.4 million in 1995, with the remaining amount to be amortized over an approximate four year period.

     During 1994, Chancellor's Board of Directors adopted a stock option plan for its non-employee directors providing for the grant of options and stock awards for up to 480,000 shares of its common stock. Upon election to the Board of Directors, each person shall be granted a stock option to purchase a number of shares of common stock equal to the number of shares of common stock acquired by purchase by such person upon their initial election to the Board of Directors. Each option shall be immediately vested, will have a maximum term of ten years and an exercise price, as determined by the plan committee, equal to or greater than the fair market value of the common stock on the respective dates of grant.

     In February 1996, Chancellor's Board of Directors adopted a stock award plan for the Company's management, employees and non-employee directors, elected after the date of adoption of the plan, providing for the grant of options and stock awards for up to 916,456 shares of Chancellor's Class A Common Stock. The Company's compensation committee has the sole authority to grant stock options and to establish option exercise prices and vesting schedules. However, per-share exercise prices shall not be less than the fair market value of the stock on the respective date of grant and if the compensation committee does not determine a vesting schedule, such option shall vest 20% on the first anniversary of the respective date of grant and the remaining 80% shall vest pro rata on a

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES monthly basis over the four-year period following the first anniversary of the date of grant. Non-employee directors elected after the effective date of this plan automatically are granted a fully-vested option to purchase 5,000 shares of Chancellor's Class A Common Stock on the date he or she first becomes a member of the Board of Directors. Terms of all options are limited to ten years.

     A summary of the Company's option activity follows. The Company has elected to continue expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, has included certain required pro forma information. Estimates of weighted-average grant-date fair values of options granted and pro forma option compensation amounts were determined using the Black-Scholes Single Option approach assuming an expected option term of 6 years, interest rates ranging from 5.5% to 7.2%, a dividend yield of zero and a volatility factor of .4 (zero for options issued prior to the Company's initial public offering in February 1996).

                                                       FOR THE YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------------
                                     1994                           1995                          1996
                         ----------------------------  -----------------------------  -----------------------------
                                     WEIGHTED AVERAGE               WEIGHTED AVERAGE               WEIGHTED AVERAGE
                           SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                         -----------     ---------     -----------      ---------     -----------  ----------------
Beginning of year                 --     $      --         996,068      $    7.27       1,022,734      $   7.89
   Granted:
     Exercise price:
       equals FMV            996,068          7.27          26,666           7.50         713,916         26.03
       less than FMV              --            --         996,068           7.90              --            --
   Exercised                      --            --              --             --              --            --
   Canceled                       --            --        (996,068)          7.27          (9,000)        24.51
                         -----------     ---------     -----------      ---------     -----------      --------
End of year                  996,068     $    7.27       1,022,734      $    7.89       1,727,650      $  15.30
                         ===========     =========     ===========      =========     ===========      ========

Exercisable as of
   end of year                    --     $      --         225,879      $    7.85         431,758      $   8.06
                         ===========     =========     ===========      =========     ===========      ========

Weighted-average grant-date fair value of options granted:
    Exercise price:
       equals FMV                               --                           3.59                         12.69
       less than FMV                            --                          21.56                            --


                                             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                   ------------------------------------------      ------------------------
                                                      WEIGHTED AVERAGE
                                                ----------------------------                  WEIGHTED AVE-
             RANGE OF                               REMAINING       EXERCISE                  RAGE EXERCISE
          EXERCISE PRICES            SHARES     CONTRACTUAL LIFE       PRICE       SHARES         PRICE
          ---------------          ----------   ------------------     ------      -------   --------------
           $7.50 - $7.50              577,971          7.06           $  7.50      247,188       $ 7.50
            8.40 -  8.40              444,763          7.83              8.40      177,904         8.40
           20.00 - 25.25              431,916          9.14             20.51        6,666        20.00
           31.00 - 36.75              273,000          9.75             34.81           --           --
                                   ----------       -------           -------     --------       ------
           $7.50 - $36.75           1,727,650          8.20           $ 15.30      431,758       $ 8.06
                                   ==========       =======           =======     ========       ======


                                                                   YEAR ENDED          YEAR ENDED
                                                                DECEMBER 31, 1995   DECEMBER 31, 1996
                                                                -----------------   -----------------
      Historical net loss ...................................    $ (11,531,296)      $ (18,448,966)
      Pro forma adjustment for stock option compensation ....         (781,465)         (1,524,302)
      Pro forma tax benefit .................................          312,586             609,721
                                                                 -------------       -------------
      Pro forma net loss ....................................    $ (12,000,175)      $ (19,363,547)
                                                                 =============       =============

      Pro forma loss per share ..............................    $       (1.36)      $       (1.16)

14.   RELATED PARTY TRANSACTIONS

      The Company has entered into a twelve-year agreement (the "Financial Monitoring and Oversight Agreement") with Hicks Muse & Co. Partners, L.P. ("Hicks Muse Partners") and HM2/Management Partners, L.P. ("HM2"), each of which is an affiliate of Hicks Muse. Chancellor and the Company paid Hicks Muse Partners an annual fee of $82,000, $200,000 and $408,000 for financial oversight and monitoring services for the years ended December 31, 1994, 1995 and 1996, respectively. The annual fee is adjustable each December 31, according to a formula based on changes in the consumer price index. HM2 received fees of approximately $0.3 million, $2.4 million and $6.2 million upon consummation of the acquisitions of KDWB-FM, the American Media Station Group and Trefoil Communications, Inc., respectively, and is entitled to receive a fee equal to 1.5% of the transaction value (as defined) upon the consummation of each add-on transaction (as defined) involving Chancellor or any of its subsidiaries.

      Effective April 1, 1996, the Company entered into a revised financial monitoring and oversight agreement with Hicks & Muse & Co. Partners, L.P. and HM2/Management Partners, L.P., each of which is an affiliate of Hicks, Muse, Tate & Furst Incorporated. The annual fee for financial oversight and monitoring services to the Company has been adjusted to $500,000. The annual fee is adjustable each January 1, to an amount equal to the budgeted consolidated annual net sales of the Company for the then-current fiscal year, multiplied by 0.25%, provided, however, that in no event shall the annual fee be less than $500,000.

      The Financial Monitoring and Oversight Agreement makes available the resources of HM2 and Hicks Muse Partners concerning a variety of financial matters. The services that have been and will continue to be provided by HM2 and Hicks Muse Partners could not otherwise be obtained by Chancellor and the Company without the addition of personnel or the engagement of outside professional advisors.

      In February of 1996, the Company lent $200,000 to an affiliate of the Company. The loan is unsecured, does not bear interest and will be forgiven during the next three years.

15.   SUBSEQUENT EVENTS

      On February 14, 1997, Chancellor Radio Broadcasting completed a private placement of an additional $10.0 million of Convertible Preferred Stock pursuant to its over-allotment option. The net proceeds of this offering were used to repay borrowings under the Revolving Credit Facility.

      On February 19, 1997, Chancellor and Chancellor Radio Broadcasting entered into an agreement to merge with Evergreen Media Corporation ("Evergreen") in a stock-for-stock transaction (the "Merger"), with Evergreen remaining as the surviving corporation (the "Surviving Company"). Pursuant to the agreement, shareholders of the Company's common stock will receive 0.9091 shares of Evergreen's common stock. Consummation of the merger is subject to shareholder approval and certain other closing conditions including regulatory approval.

      On February 19, 1997, the Company and Evergreen entered into a joint purchase agreement whereby in the event that consummation of the stock purchase agreement between Evergreen and Viacom International, Inc. ("Viacom") occurs prior to the consummation of the Merger, the Company will be required to purchase the Viacom subsidiaries which own four of the ten Viacom stations for $480 million and Evergreen will be required to purchase the Viacom subsidiaries which own six of the ten Viacom stations for $595 million. In the event that consummation of the stock purchase agreement between Evergreen and Viacom occurs after the consummation of the Merger, the Surviving Company will acquire the stock of certain Viacom subsidiaries which own and operate ten radio stations in five major markets. Consummation of the transaction is dependent upon certain closing conditions including regulatory approval.

16.   UNCERTAINTIES AND THE USE OF ESTIMATES AND ASSUMPTIONS

      On February 8, 1996, the President signed into law the Telecommunications Act of 1996. Among other things, this legislation requires the Federal Communications Commission (the "FCC"), to relax its numerical restrictions on local ownership and affords renewal applicants significant new protections from competing applications for their broadcast licenses. The new legislation will enable the Company to retain all of its radio stations and to acquire more properties; at the same time, this legislation will also allow other broadcast entities to increase their ownership in markets where the Company currently operates stations. The Company's management is unable to determine the ultimate effect of this legislation on its competitive environment.

      The pending acquisition, exchange and merger agreements are subject to various governmental approvals, including the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Federal Communications Commission.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

17.   RECENT ACCOUNTING PRONOUNCEMENT

      The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" in March 1997, which establishes standards for computing and presenting earnings per share. The disclosure requirements of SFAS No. 128 will be effective for the Company's financial statements beginning in 1997. Management has not yet determined the impact that the adoption of SFAS No. 128 will have on the financial statements of the Company.

18.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   1996 FISCAL QUARTERS
                                                 ----------------------------------------------------------
                                                 FIRST            SECOND            THIRD            FOURTH
                                                 -----            ------            -----            ------

      Net revenues .....................    $   25,642,239    $  44,425,668     $  52,770,414    $  55,563,210
      Income from operations ...........         2,831,163       11,028,609        12,107,887       11,702,047
      Income before extraordinary
        loss ...........................        (7,585,314)      (2,355,054)       (1,061,804)      (3,269,897)
      Net loss .........................       (12,231,235)      (2,355,054)       (2,025,071)      (1,837,606)
      Net loss attributable to
        common stock ...................       (28,801,300)      (2,355,054)       (2,025,071)      (1,837,606)
      Net loss per share before
        extraordinary loss .............            (1.83)            (0.14)           (0.06)            (0.18)
      Net loss per share ...............            (2.18)            (0.14)           (0.11)            (0.10)

      The above results reflect the acquisition of Shamrock Broadcasting on February 13, 1996, the exchange of KTBZ-FM for KIMN-FM and KALC-FM on July 31, 1996, and the various operating agreements with Omni, Secret, SFX and American Radio which began during the third quarter. First and third quarter results include extraordinary losses related to the early extinguishment of debt. Fourth quarter results reflect an extraordinary tax benefit related to the previously recognized extraordinary losses on early extinguishment of debt resulting from management's change in estimate as to the likelihood of it utilizing its deferred tax assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Chancellor Radio Broadcasting Company:

      We have audited the accompanying consolidated balance sheets of Chancellor Radio Broadcasting Company and Subsidiaries (collectively the "Company") as of December 31, 1995 and 1996 and the related consolidated statements of operations, changes in common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                     COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 13, 1997,
except for Note 15 as
to which the date is
February 19, 1997

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                    -------------------------------
                                                                                          1995            1996
                                                                                     -------------   --------------
                                     ASSETS
Current assets:
  Cash ..........................................................................    $   1,314,214   $    3,788,546
  Accounts receivable, net of allowance for doubtful accounts of $263,528
    and $1,023,660, respectively ................................................       13,243,292       46,584,705
  Prepaid expenses and other ....................................................          546,405        2,753,731
                                                                                     -------------   --------------
       Total current assets .....................................................       15,103,911       53,126,982
Restricted cash .................................................................               --       20,363,329
Property and equipment, net .....................................................       17,925,845       49,122,932
Intangibles and other, net ......................................................      203,808,395      551,406,094
Deferred financing costs, net ...................................................        4,284,413       16,723,346
                                                                                     -------------   --------------
       Total assets .............................................................    $ 241,122,564   $  690,742,683
                                                                                     =============   ==============


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable ..............................................................    $   1,873,888   $    4,409,389
  Accrued liabilities ...........................................................        4,692,948       12,529,831
  Accrued interest ..............................................................        2,710,891        6,868,839
  Current portion of long-term debt .............................................        4,062,500          400,000
                                                                                     -------------   --------------
       Total current liabilities ................................................       13,340,227       24,208,059
Long-term debt ..................................................................      168,107,242      354,913,499
Deferred income taxes ...........................................................        4,952,361        2,606,314
Other ...........................................................................               --          801,572
                                                                                     -------------   --------------
       Total liabilities ........................................................      186,399,830      382,529,444
                                                                                     -------------   --------------
Commitments (Note 11)
Redeemable senior cumulative exchangeable preferred stock, par value $.01 per share; 1,000,000 shares authorized, none and 1,000,000 shares issued
  and outstanding, respectively; preference in liquidation of $109,110,301 ......               --      107,222,416
Common stockholder's equity:
  Common stock, par value $.01 per share; 2,000 shares authorized, 1,000 shares
    issued and outstanding, respectively ........................................               10               10
  Additional paid-in capital ....................................................       66,359,990      219,520,102
  Accumulated deficit ...........................................................      (11,637,266)     (18,529,289)
                                                                                     -------------   --------------
       Total common stockholder's equity ........................................       54,722,734      200,990,823
                                                                                     -------------   --------------
       Total liabilities and stockholder's equity ...............................    $ 241,122,564   $  690,742,683
                                                                                     =============   ==============


The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         1994             1995            1996
                                                                     ------------    -------------   --------------

Gross broadcasting revenues .....................................    $  30,080,829   $  73,278,860   $  203,188,125
Less agency commissions .........................................        3,763,734       8,956,717       24,786,594
                                                                     -------------   -------------   --------------
       Net revenues .............................................       26,317,095      64,322,143      178,401,531
                                                                     -------------   -------------   --------------
Operating expenses:
  Programming, technical and news ...............................        5,678,829      11,734,285       40,987,411
  Sales and promotion ...........................................        7,137,039      17,556,256       47,026,490
  General and administrative ....................................        2,844,284       8,174,189       23,195,565
  Depreciation and amortization .................................        2,954,159       8,256,268       20,877,374
  Corporate expenses ............................................          599,657       1,815,535        4,844,985
  Stock option compensation .....................................               --       6,360,000        3,800,000
                                                                     -------------   -------------   --------------
                                                                        19,213,968      53,896,533      140,731,825
                                                                     -------------   -------------   --------------
       Income from operations ...................................        7,103,127      10,425,610       37,669,706
Other (income) expense:
  Interest expense ..............................................        5,246,827      18,114,549       35,703,862
  Other, net ....................................................          (19,265)         42,402           68,419
                                                                     -------------   -------------   --------------
       Income (loss) before provision for income taxes and
         extraordinary loss .....................................        1,875,565      (7,731,341)       1,897,425
Provision for income taxes ......................................        1,163,716       3,799,955        4,612,551
                                                                     -------------   -------------   --------------
       Net income (loss) before extraordinary loss ..............          711,849     (11,531,296)      (2,715,126)
Extraordinary loss on early extinguishment of debt, net of
   income tax benefit ...........................................          817,819              --        4,176,897
                                                                     -------------   -------------   --------------
       Net loss .................................................         (105,970)    (11,531,296)      (6,892,023)
Dividends and accretion on preferred stock ......................               --              --       11,556,943
Loss on repurchase of preferred stock ...........................               --              --       16,570,065
                                                                     -------------   -------------   --------------
       Net loss attributable to common stock ....................    $    (105,970)  $ (11,531,296)  $  (35,019,031)
                                                                     =============   =============   ==============


   The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY


                                                 COMMON STOCK          ADDITIONAL
                                           ----------------------       PAID-IN        ACCUMULATED
                                             SHARES      AMOUNT         CAPITAL          DEFICIT          TOTAL
                                           ---------  -----------    -------------   -------------   -------------

Balance, December 31, 1993 .............          --           --               --              --               --
Issuance of common stock
   on January 10, 1994 .................       1,000  $        10    $  25,499,990              --   $   25,500,000
Issuance of common stock
   on October 12, 1994 .................       1,000           10       34,499,990              --       34,500,000
Net loss ...............................          --           --               --   $    (105,970)       (105,970)
                                           ---------  -----------    -------------   -------------   -------------
Balance, December 31, 1994 .............       2,000           20       59,999,980        (105,970)      59,894,030
Stock option compensation ..............          --           --        6,360,000              --        6,360,000
Contribution of stock held by affiliate
   of Hicks, Muse, Tate & Furst ........     (1,000)         (10)               10              --               --
Net loss ...............................          --           --               --     (11,531,296)    (11,531,296)
                                           ---------  -----------    -------------   -------------   -------------
Balance, December 31, 1995 .............       1,000           10       66,359,990     (11,637,266)      54,722,734
Loss on repurchase of preferred stock ..          --           --      (16,570,065)             --     (16,570,065)
Dividends and accretion on preferred
   stock ...............................          --           --      (11,556,943)             --     (11,556,943)
Capital contributions ..................          --           --      181,287,120              --      181,287,120
Net loss ...............................          --           --               --      (6,892,023)     (6,892,023)
                                           ---------  -----------    -------------   -------------   -------------
Balance, December 31, 1996 .............       1,000  $        10    $ 219,520,102   $ (18,529,289)  $  200,990,823
                                           =========  ===========    =============   =============   ==============


   The accompanying notes are an integral part of the financial statements.

              CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                      1994             1995              1996
                                                                ----------------  ---------------  ----------------
Cash flows from operating activities:
  Net loss .................................................    $       (105,970) $   (11,531,296) $     (6,892,023)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ..........................           2,954,159        8,256,268        20,877,374
    Amortization of deferred financing costs ...............             226,000          791,000         2,633,583
    Stock option compensation ..............................                  --        6,360,000         3,800,000
    Deferred income taxes ..................................           1,490,716        3,788,877         4,548,481
    Extraordinary loss .....................................             490,819               --         4,176,897
    Changes in assets and liabilities, net of the effects of
      acquired businesses:
      Accounts receivable, net .............................          (9,675,567)      (2,343,520)      (13,408,364)
      Prepaids and other ...................................             216,036         (214,868)         (982,637)
      Accounts payable .....................................           1,509,064         (541,914)        1,429,070
      Accrued liabilities ..................................           1,334,397          447,196         3,706,725
      Accrued interest .....................................           2,251,654          459,237         4,157,948
                                                                ----------------  ---------------  ----------------
        Net cash provided by operating activities ..........             691,308        5,470,980        24,047,054
                                                                ----------------  ---------------  ----------------
Cash flows from investing activities:
  Purchases of broadcasting properties .....................        (204,509,849)     (24,351,529)     (439,533,609)
  Purchases of other property and equipment ................            (238,648)      (1,709,897)       (3,208,553)
                                                                ----------------  ---------------  ----------------
        Net cash used in investing activities ..............        (204,748,497)     (26,061,426)     (442,742,162)
                                                                ----------------  ---------------  ----------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt .................         168,910,299               --       277,627,630
  Proceeds from borrowings under revolving debt facility ...           5,639,237       54,458,819       101,966,762
  Repayment of long-term debt ..............................         (25,000,000)      (2,437,500)     (109,816,233)
  Repayments of borrowings under revolving debt facility ...          (3,975,539)     (31,633,467)     (105,540,183)
  Issuance of preferred stock ..............................                  --               --       175,412,322
  Repurchase of preferred stock ............................                  --               --       (95,462,423)
  Additional capital contributions .........................          60,000,000               --       178,525,254
  Distribution of additional paid in capital ...............                  --               --        (1,038,134)
  Payment of preferred stock dividends .....................                  --               --          (505,555)
                                                                ----------------  ---------------  ----------------
        Net cash provided by financing activities ..........         205,573,997       20,387,852       421,169,440
                                                                ----------------  ---------------  ----------------
        Net increase (decrease) in cash ....................           1,516,808         (202,594)        2,474,332
Cash, at beginning of year .................................                  --        1,516,808         1,314,214
                                                                ----------------  ---------------  ----------------
Cash, at end of year .......................................    $      1,516,808  $     1,314,214  $      3,788,546
                                                                ================  ===============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (NOTE 5):
Cash paid during the period for:
  Interest ............................................         $      2,769,173  $    16,864,312  $     28,912,331
  Income taxes ........................................         $             --  $            --  $         62,407
Non-cash financing:
  Dividends and accretion on preferred stock ..........         $             --  $            --  $     11,556,943



   The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS AND ORGANIZATION

      Chancellor Radio Broadcasting Company, formerly Chancellor Broadcasting Company ("Chancellor Radio Broadcasting") and its wholly owned subsidiaries (collectively, the "Company") operate in a single industry segment, which segment encompasses the ownership and management of radio broadcast stations located in markets throughout the United States. Chancellor Radio Broadcasting, a wholly owned subsidiary of Chancellor Broadcasting Company, formerly Chancellor Corporation ("Chancellor"), was formed in June 1994 to acquire and operate radio stations owned by American Media, Inc. and two corporations and one partnership affiliated with American Media, Inc. (collectively, the "American Media Station Group") and by Chancellor Communications Corporation ("Chancellor Communications"). That transaction was consummated on October 12, 1994. Chancellor Communications was formed in 1993 to acquire and operate radio stations KGBY-FM and KFBK-AM. That transaction closed on January 10, 1994 and the consolidated financial statements include the activity of all the stations since their respective dates of acquisition.

      In June 1995, the 1,000 shares of common stock of Chancellor Communications held by an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") were exchanged for additional shares of common stock of Chancellor, which subsequently contributed these shares to Chancellor Radio Broadcasting as an additional capital contribution. As a result, Chancellor Communications became a wholly owned subsidiary of Chancellor Radio Broadcasting. Chancellor Communications was then merged with the Company. The transactions had no effect on the financial position or results of operations of the Company.

      Chancellor Broadcasting Licensee Company is a wholly-owned non-operating legal entity formed to hold title to the Company's broadcast licenses. Such entity has no significant other assets and no material liabilities, contingencies or commitments. Consistent with industry practice for financial reporting purposes, no material value has been specifically allocated to the licenses. Accordingly, no financial statement information has been provided herein due to its immateriality to investors.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

      The consolidated financial statements include the accounts of Chancellor and its subsidiaries Chancellor Broadcasting and Chancellor Broadcasting Licensee Company for all periods presented, and its subsidiaries Trefoil Communications, Inc., Shamrock Broadcasting Inc., Shamrock Radio Licenses, Inc., Shamrock Broadcasting Licenses of Denver, Inc. and Shamrock Broadcasting of Texas, Inc. from their date of acquisition. All significant intercompany accounts and transactions have been eliminated.

   Cash

      The Company maintains cash in demand deposits with financial institutions. The Company had no cash equivalents during the periods presented. All highly liquid investments with an original maturity of less than three months are considered cash equivalents.

   Property and Equipment

      Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the various classes of assets, which range from three to twenty-five years. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Costs of repairs and maintenance are charged to operations as incurred.

   Intangibles

      Goodwill represents the excess of cost over the fair values of the identifiable tangible and other intangible net assets acquired and is being amortized over the straight-line method over forty years. Other intangible assets comprise amounts paid for pending acquisitions, agreements not to compete, a tower lease advantage and organization costs incurred in the incorporation of the Company. Other intangibles, excluding pending acquisition costs, are being amortized by the straight-line method over their estimated useful lives ranging from three to ten

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES years. Pending acquisition costs are deferred and capitalized as part of completed acquisitions or expensed in the period in which the pending acquisition is terminated.

      The Company evaluates intangible assets for potential impairment by analyzing the operating results, future cash flows on an undiscounted basis, trends and prospects of the Company's stations, as well as by comparing them to their competitors. The Company also takes into consideration recent acquisition patterns within the broadcast industry, the impact of recently enacted or potential FCC rules and regulations and any other events or circumstances which might indicate potential impairment.

   Deferred Financing Costs

      Costs associated with obtaining debt financing are capitalized and amortized using the interest method over the term of the related debt. As a result of refinancing the Company's original credit facility, during the year ended December 31, 1994 unamortized deferred financing costs of approximately $818,000 were expensed as an extraordinary item in the consolidated statements of operations. As a result of refinancing the Company's second credit facility, the early redemption of $20.0 million of its existing notes (defined) and the prepayment of $18.7 million of it's a Term Loan Facility (defined) from its third credit facility, during the year ended December 31, 1996 unamortized deferred financing costs of $3.4 million, less $543,500 of tax benefit, were expensed as an extraordinary item in the consolidated statements of operations. Approximately $5.1 million, $118,000 and $18.6 million of new financing costs were incurred for the years ended December 31, 1994, 1995 and 1996, respectively. Accumulated amortization at December 31, 1995 and 1996, amounted to approximately $959,000 and $2.8 million, respectively.

   Revenue Recognition

      Broadcasting operations derive revenue primarily from the sale of program time and commercial announcements to local, regional and national advertisers. Revenue is recognized when the programs and commercial announcements are broadcast.

   Barter Transactions

      Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment, and services. Barter revenue is recorded at the fair value of the goods or services received and is recognized in income when the advertisements are broadcast. Goods or services are charged to expense when received or used. Advertising time owed and goods or services due the Company are included in accounts payable and accounts receivable, respectively.

   Advertising Costs

      The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are expensed as incurred and totaled approximately $1.4 million, $4.2 million and $16.2 million for the years ended December 31, 1994, 1995 and 1996, respectively.

   Stock Option Compensation

      Stock option compensation expense is recognized in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

   Income Taxes

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

      Chancellor, Chancellor Radio Broadcasting and Chancellor Broadcasting Licensee Company have elected to file consolidated federal income tax returns (the "Chancellor Group") and Trefoil Communications, Inc., Shamrock Broadcasting Inc., Shamrock Radio Licenses, Inc., Shamrock Broadcasting Licenses of Denver, Inc. and Shamrock Broadcasting of Texas, Inc. have elected to file consolidated federal income tax returns (the "Shamrock Group"). Each of these groups have entered into a tax sharing agreement governing the allocation of any consolidated federal income tax liability among its members. In general, each subsidiary allocates and pays income taxes computed as if each subsidiary filed a separate federal income tax return. Similar principles apply to any consolidated state and local income tax liabilities.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

   Concentration of Credit Risk

      The Company's revenue and accounts receivable primarily relate to advertising of products and services within the radio stations' broadcast areas. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Credit losses have been within management's expectations and adequate allowances for any uncollectible trade receivables are maintained.

   Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                                             DECEMBER 31,
                                                                                     ------------------------------
                                                                                          1995            1996
                                                                                     -------------   --------------

      Land .......................................................................   $   1,572,229   $    3,036,663
      Building and building improvements .........................................       3,159,848        9,202,378
      Towers and antenna systems .................................................       3,689,972       14,476,104
      Studio, technical and transmitting equipment ...............................       7,830,375       23,026,564
      Office equipment, furniture and fixtures ...................................       2,484,261        5,521,010
      Record library .............................................................       1,800,510        2,193,236
      Vehicles ...................................................................         362,787        1,117,908
      Construction in progress ...................................................         503,504           78,877
                                                                                     -------------   --------------
                                                                                        21,403,486       58,652,740
      Less accumulated depreciation ..............................................      (3,477,641)      (9,529,808)
                                                                                     -------------   --------------
                                                                                     $  17,925,845   $   49,122,932
                                                                                     =============   ==============

      Depreciation expense for the years ended December 31, 1994, 1995 and 1996 was $0.9 million, $2.6 million and $6.5 million, respectively.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

4.    INTANGIBLE AND OTHER ASSETS

      Intangible and other assets consist of the following:

                                                                                             DECEMBER 31,
                                                                                     ------------------------------
                                                                                          1995            1996
                                                                                     -------------   --------------
      Goodwill ...................................................................   $ 205,971,820   $  567,377,120
      Noncompete agreements ......................................................       1,950,000        2,025,000
      Tower lease advantage ......................................................         305,000          305,000
      Pending acquisition costs ..................................................       3,246,265        2,620,474
      Other ......................................................................          45,718          626,220
                                                                                     -------------   --------------
                                                                                       211,518,803      572,953,814
      Less accumulated amortization ..............................................      (7,710,408)     (21,547,720)
                                                                                     -------------   --------------
                                                                                     $ 203,808,395   $  551,406,094
                                                                                     =============   ==============

      Amortization expense for intangible assets for the years ended December 31, 1994, 1995 and 1996 was $2.0 million, $5.7 million and $14.3 million, respectively.

5.    ACQUISITIONS AND DISPOSITIONS OF BROADCASTING PROPERTIES

      On January 9, 1994, Chancellor Communications purchased substantially all the assets and assumed certain liabilities of KGBY-FM and KFBK-AM for approximately $49.5 million, including acquisition costs. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition has been accounted for as a purchase and, accordingly, the results of operations associated with the acquired assets have been included in the accompanying statements from the date of acquisition.

      The acquisition is summarized as follows (in thousands):

      Assets acquired and liabilities assumed:
        Property and equipment ...................................................      $    4,921
        Goodwill and other intangibles ...........................................          44,401
        Prepaid expenses and other assets ........................................             413
        Accrued liabilities ......................................................            (205)
                                                                                        ----------
                Total acquisition ................................................      $   49,530
                                                                                        ==========

      On October 12, 1994, Chancellor Radio Broadcasting purchased substantially all the assets and assumed certain liabilities consisting solely of accrued expenses and future payments under ongoing contracts of the American Media Station Group (other than KHYL-FM in Sacramento, California) for approximately $139.5 million in cash, including acquisition costs and payments in respect of agreements not to compete. On the same date, Chancellor Communications purchased all the assets and certain liabilities consisting solely of accrued expenses and future payments under ongoing contracts of KHYL-FM for approximately $15.5 million in cash, including acquisition costs and payments in respect of an agreement not to compete. These acquisitions have been accounted for as purchases and, accordingly, the results of operations associated with the acquired assets have been included in the accompanying statements from the date of acquisition.

      The acquisition is summarized as follows (in thousands):

      Assets acquired and liabilities assumed:
        Property and equipment ...................................................      $   12,671
        Goodwill and other intangibles ...........................................         142,618
        Prepaid expenses and other assets ........................................             353
        Accrued liabilities ......................................................            (662)
                                                                                        ----------
                Total acquisition ................................................      $  154,980
                                                                                        ==========

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

      Simultaneously with the closing of these transactions, Chancellor acquired all of Chancellor Communications' outstanding nonvoting stock in exchange for newly issued shares of Chancellor's nonvoting stock. Chancellor contributed all the acquired shares of Chancellor Communication's nonvoting stock to Chancellor Radio Broadcasting, as a result of which Chancellor Communications became a subsidiary of Chancellor Radio Broadcasting. Because these entities are under common management and control, this exchange has been accounted for at historical cost in a manner similar to a pooling of interests.

      On July 31, 1995, the Company purchased substantially all the assets and assumed certain liabilities of KDWB-FM for approximately $22.6 million, including acquisition costs. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition has been accounted for as a purchase and, accordingly, the results of operations associated with the acquired assets have been included in the accompanying statements from the date of acquisition.

      The acquisition is summarized as follows (in thousands):

      Assets acquired and liabilities assumed:
        Property and equipment ...................................................      $    1,866
        Goodwill and other intangibles ...........................................          21,032
        Prepaid expenses and other assets ........................................              82
        Other liabilities ........................................................            (383)
                                                                                        -----------
                Total acquisition ................................................      $   22,597
                                                                                        ==========


      On February 14, 1996, the Company acquired all of the outstanding capital stock of Trefoil Communications, Inc. ("Trefoil") for approximately $408.0 million, including acquisition costs. Trefoil is a holding company, the sole asset of which is the capital stock of Shamrock Broadcasting, Inc. ("Shamrock Broadcasting"). The acquisition of Trefoil was financed through a new credit agreement, new senior subordinated notes, Chancellor's initial public stock offering, senior exchangeable preferred stock and the issuance of unregistered common stock of Chancellor. The acquisition of Trefoil was accounted for as a purchase for financial accounting purposes and a non-taxable business combination for tax purposes and, accordingly, the results of operations associated with the acquired assets have been included in the accompanying statements from the date of acquisition.

      The acquisition is summarized as follows (in thousands):

      Assets acquired and liabilities assumed:
        Cash .....................................................................      $       38
        Accounts receivable, net .................................................          18,636
        Prepaid expenses and other assets ........................................           1,274
        Property and equipment ...................................................          36,429
        Goodwill and other intangibles ...........................................         361,425
        Deferred tax asset .......................................................           5,464
        Accrued liabilities ......................................................         (14,564)
        Other noncurrent liabilities .............................................            (702)
                                                                                        ----------
                Total acquisition ................................................      $  408,000
                                                                                        ==========

      Simultaneously with the acquisition of Trefoil, the Company entered into a time brokerage agreement with Evergreen Media Corporation for the outsourcing of certain limited functions of WWWW-FM and WDFN-AM, both Detroit stations acquired with Trefoil, and an option to purchase such stations for $30.0 million of cash. These stations were operated pursuant to this agreement until January 30, 1997, the date on which the disposition of these stations occurred. Subsequent to the acquisition of Trefoil, KTBZ-FM, a Houston station acquired with Trefoil, was operated by Secret Communications, L.P. ("Secret") under a Local Marketing Agreement ("LMA")/Exchange Agreement with the Company. In March 1996, the Company entered into an agreement to exchange KTBZ-FM and $5.6 million of cash to Secret for KALC-FM and KIMN-FM, Denver, Colorado. The Company began managing certain limited functions of these stations, pursuant to an LMA, effective April 1, 1996 and closed on the exchange

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES of the stations effective July 31, 1996. The exchange has been accounted for using the fair values of the assets exchanged plus the $5.6 million of additional cash and $0.8 million of additional acquisition costs, and was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $28.7 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight line method.

      The exchange is summarized as follows (in thousands):

      Assets acquired and liabilities assumed:
        Prepaid expenses and other assets ........................................      $      163
        Property and equipment ...................................................           2,363
        Goodwill and other intangibles ...........................................          28,657
        Accrued liabilities ......................................................            (138)
                                                                                        ----------
                Total acquisition ................................................      $   31,045
                                                                                        ==========

      On May 15, 1996, the Company entered into an agreement to acquire substantially all the assets and certain liabilities of OmniAmerica Group ("Omni") for an aggregate price of $178.0 million, including $163.0 million of cash and $15.0 million of Chancellor's Class A Common Stock. On June 24, 1996, the Company entered into an agreement with American Radio Systems Corporation ("American Radio") whereby it will exchange the West Palm Beach, Florida stations acquired from Omni for American Radio's KSTE-AM and $33.0 million of cash. KSTE-AM is located in Rancho Cordova, California and is part of the Sacramento market. On July 1, 1996, Chancellor entered into an agreement with SFX Broadcasting, Inc. ("SFX") whereby it will exchange the Jacksonville, Florida stations being acquired pursuant to the Omni acquisition agreement and $11.0 million of cash for SFX's WBAB-FM, WBLI-FM, WGBB-AM and WHFM-FM, Nassau-Suffolk, New York. Pursuant to various agreements, the Company began managing certain limited functions of the remaining Omni stations and the SFX stations beginning July 1, 1996, and station KSTE-AM beginning August 1, 1996.

      On November 22, 1996, the Company acquired substantially all the assets of WKYN-AM, Florence, Kentucky, for approximately $1.4 million, including transaction costs. WKYN-AM serves the Cincinnati, Ohio market.

      On January 23, 1997, the Company acquired substantially all the assets and certain liabilities of Colfax Communications ("Colfax") for an aggregate price of $373.0 million. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition will be accounted for as a purchase. Pursuant to the acquisition agreement, at December 31, 1996 the Company had $20.4 million of cash in a restricted escrow account which was remitted to Colfax at closing. On January 29, 1997, the Company entered into an agreement to sell WMIL-FM and WOKY-AM, Milwaukee, Wisconsin stations acquired from Colfax, to Clear Channel Radio, Inc. for $40.0 million in cash.

      On February 13, 1997, the Company acquired substantially all the assets and certain liabilities of Omni. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition will be accounted for as a purchase.

      The following summarizes the unaudited consolidated pro forma data as though the acquisitions of KDWB-FM, Shamrock Broadcasting Company and KIMN-FM and KALC-FM had occurred as of the beginning of 1995 (in thousands):

                                                                   1995                      1996
                                                          ------------------------  ------------------------
                                                          HISTORICAL    PRO FORMA   HISTORICAL     PRO FORMA
                                                          ----------    ---------   ----------     ---------
                                                                       (UNAUDITED)                (UNAUDITED)
        Net revenue ...................................   $    64,322  $   162,360  $   178,402  $   187,198
        Net income (loss) before extraordinary loss ...       (11,531)      (8,319)      (2,715)        (310)
        Net loss ......................................       (11,531)      (8,319)      (6,892)        (310)

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

      The following summarizes the unaudited consolidated pro forma balance sheet as of December 31, 1996 as though the acquisition of Colfax, the issuance of the Exchangeable Preferred Stock, the issuance of Chancellor's Convertible Preferred Stock (including the over-allotment), and the New Credit Agreement had occurred on that date (in thousands):

                                                                       HISTORICAL         PRO FORMA
                                                                       ----------         ---------
                                                                                         (UNAUDITED)
        Total assets ............................................     $     690,743    $   1,053,833
                                                                      =============    =============

        Current liabilities .....................................     $      24,208    $      40,598
        Long-term liabilities ...................................           358,322          410,359
        Preferred stock .........................................           107,222          404,585
        Common stockholders' equity .............................           200,991          198,291
                                                                      -------------    -------------
        Total liabilities and stockholder's equity ..............     $     690,743    $   1,053,833
                                                                      =============    =============

6.    ACCRUED LIABILITIES

      Accrued liabilities consist of the following:
                                                                               DECEMBER 31,
                                                                     --------------------------------
                                                                          1995              1996
                                                                     ---------------  ---------------
      Salaries ..................................................    $       534,297  $     3,697,072
      Sales commissions .........................................            889,010        2,149,167
      Rep commissions ...........................................            561,189        1,549,048
      Other .....................................................          2,708,452        5,134,544
                                                                     ---------------  ---------------
                                                                     $     4,692,948  $    12,529,831
                                                                     ===============  ===============

7.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                 DECEMBER 31,
                                                                     --------------------------------
                                                                          1995              1996
                                                                     ---------------  ---------------
      Term loan .................................................    $    67,562,500  $    74,968,527
      Revolving credit loan .....................................         24,607,242       20,344,972
      Subordinated notes due 2004 ...............................         80,000,000      260,000,000
                                                                     ---------------  ---------------
                                                                         172,169,742      355,313,499
      Less current portion ......................................          4,062,500          400,000
                                                                     ---------------  ---------------
                                                                     $   168,107,242  $   354,913,499
                                                                     ===============  ===============


      The Company's term and revolving credit facilities were refinanced on January 23, 1997, in conjunction with the acquisition of Colfax Communications under a new bank credit agreement (the "New Credit Agreement") with Bankers Trust Company, as administrative agent, and other institutions party thereto. The New Credit Agreement includes a $225.0 million term loan facility (the "Term Loan Facility") and a revolving loan facility (the "Revolving Loan Facility" and, together with the Term Loan, the "New Bank Financing"). The Revolving Loan Facility originally provides for borrowings up to $120.0 million, which is subsequently reduced as and when the Company receives the net cash proceeds of the pending station swaps and dispositions. In connection with the refinancing of the term and revolving loan facilities, the Company incurred an extraordinary charge to write-off deferred finance costs of approximately $4.5 million.

      The New Bank Financing is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by the Company and (ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by the Company, excluding FCC licenses, leasehold interests in studio or office space and leasehold and partnership interests in tower or transmitter sites in which necessary consents to the granting of a security interest cannot be obtained without payments to any other party or on a timely basis. The New Bank Financing also is guaranteed by the subsidiaries of Chancellor and Chancellor Radio Broadcasting, whose guarantees are collateralized by a first priority perfected pledge of the capital stock Chancellor Radio Broadcasting. The Term

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

Loan Facility is due in increasing quarterly installments beginning in 1997 and matures in January 2003. All outstanding borrowings under the Revolving Facility mature in January 2003. The facilities bear interest at a rate equal to, at the Company's option, the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to either .375% or .250% per annum on the unused portion of the Revolving Facility, depending upon whether the Company's leverage ratio is equal to or greater than 4.5:1 or less than 4.5:1, respectively. The bank financing facilities which existed on December 31, 1996 accrued interest at the prime rate plus 1.25% (9.5%) on $3.3 million and the LIBOR rate plus 2.50% (8.125%) on $92.0 million of borrowings.

      In connection with the IPO (defined), the Company redeemed 25% of its Existing Notes (defined) for approximately $22.2 million. The redemption was completed in March 1996 and resulted in an extraordinary charge of $2.8 million. The remaining $60.0 million 12 1/2% Senior Subordinated Notes due 2004 (the "Existing Notes") mature October 1, 2004, and bear interest at 12.5% per annum. On February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc., the Company issued $200.0 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 (the "New Notes" and, together with the Existing Notes, the "Notes"), which mature on October 1, 2004, and bear interest at 9.375% per annum. Interest on the Notes is paid semi-annually. The Existing and New Notes are redeemable, in whole or in part, at the option of the Company on or after October 1, 1999 and February 1, 2000, respectively, at redemption prices expressed as a percentage of the principal amount, ranging from 100.000% to 105.556%, plus accrued interest thereon to the date of acquisition. In addition, prior to January 31, 1999, the Company may redeem up to 25% of the original aggregate principal amount of the New Notes with the net proceeds of one or more public equity offerings. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company. The New Notes rank pari passu in right of payment to the Existing Notes. The Notes are guaranteed on a senior subordinated basis by Chancellor Radio Broadcasting Company's subsidiaries.

      Scheduled debt maturities for the Company's outstanding long-term debt at December 31, 1996 for each of the next five years and thereafter are as follows:

         1997 ............................................    $       400,000
         1998 ............................................            400,000
         1999 ............................................          9,874,886
         2000 ............................................         11,296,119
         2001 ............................................         17,469,864
         Thereafter ......................................        315,872,630
                                                              ---------------
                                                              $   355,313,499
                                                              ===============

      See Note 5 for pro forma effects of the New Bank Financing subsequent to year end. Both the New Bank Financing and Notes indentures contain certain covenants, including, among others, limitations on the incurrence of additional debt, in the case of the New Bank Financing; requirements to maintain certain financial ratios; and restrictions on the payment of dividends to stockholders and from the subsidiaries to Chancellor.

8.    CAPITAL STRUCTURE

      In February 1996, Chancellor sold 7.7 million shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), in an initial public offering, (the "IPO"), which generated net proceeds of $142.4 million, and in a private placement, issued $100.0 million of exchangeable redeemable preferred stock (the "Acquisition Preferred Stock") of Chancellor Radio Broadcasting and 742,192 shares of Class A common stock of Chancellor to an affiliated entity and other investors.

      Immediately prior to the IPO, Chancellor effected a recapitalization of its current capital stock. Pursuant to the recapitalization, each six shares of Chancellor's Nonvoting Stock were reclassified into one share of Class A Common Stock. Each six shares of Chancellor's Voting Stock were reclassified into one share of Class B Common Stock and each six shares of Convertible Nonvoting Stock were reclassified into one share of Class C Common

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

Stock. In connection with the recapitalization, 63,334 shares of Class A Common Stock were exchanged for an equal number of shares of Class B Common Stock, and an additional 8,484,410 shares of Class A Common Stock were exchanged for an equal number of shares of Class C Common Stock. The recapitalization has been given retroactive effect in the financial statements.

      In February 1996, subsequent to the IPO, the Company completed a private placement of $100.0 million of newly authorized Senior Cumulative Exchangeable Preferred Stock (the "Old Preferred Stock"). Upon completion, the proceeds of the Old Preferred Stock were used to redeem the Acquisition Preferred Stock and 55,664 shares of Class A Common Stock. The redemption resulted in a charge to net loss attributable to common stock of approximately $16.6 million and an additional reduction of paid-in capital of approximately $1.0 million.

      In June 1996, the holders of Chancellor's Class C Common Stock filed an application with the FCC to convert the stock into Chancellor's Class B Common Stock. The holders of Class C Common Stock received approval of their applications and subsequently converted their stock on October 22, 1996.

      In August 1996 pursuant to an agreement entered into at the time of the IPO, Chancellor sold 1.2 million shares of Class A Common Stock in a private placement to an affiliated entity, which generated proceeds of $23.0 million which were contributed to Chancellor Radio Broadcasting.

      In September 1996, the Company completed an exchange offering whereby it exchanged the Old Preferred Stock for 1,000,000 shares of 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "Senior Exchangeable Preferred Stock") in a transaction registered under the Securities Act of 1933, as amended. The terms of the Senior Exchangeable Preferred Stock are substantially identical to those of the Old Preferred Stock. Dividends on the Senior Exchangeable Preferred Stock accrue from its date of issuance and are payable quarterly commencing November 15, 1996, at a rate per annum of 12 1/4% of the then effective liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 15, 2001 either in cash or by adding such dividends to the then effective liquidation preference of the Senior Exchangeable Preferred Stock. The Senior Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after February 15, 2001, at various redemption prices, plus, accumulated and unpaid dividends to the date of redemption. In addition, prior to February 15, 1999, the Company may, at its option, redeem the Senior Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices, plus, accumulated and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least 75% of the number of shares of Senior Exchangeable Preferred Stock originally issued.

      The Company is required, subject to certain conditions, to redeem all of the Senior Exchangeable Preferred Stock outstanding on February 15, 2008, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a change of control (as defined), the Company must offer to purchase all of the then outstanding shares of Senior Exchangeable Preferred Stock at a price equal to 101% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of purchase. Subject to certain conditions, the Senior Exchangeable Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12 1/4% subordinated exchange debentures due 2008.

      On January 23, 1997, Chancellor completed a private placement of $100.0 million of newly authorized 7% Convertible Preferred Stock (the "Convertible Preferred Stock") and Chancellor Radio Broadcasting completed a private placement of $200.0 million of newly authorized 12% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock").

      Dividends on the Convertible Preferred Stock accrue from its date of issuance and are payable quarterly commencing April 15, 1997, at a rate per annum of 7% of the liquidation preference per share. The liquidation preference of the Convertible Preferred Stock is $50.00 per share. The Convertible Preferred Stock is convertible at the option of the holder at any time after March 23, 1997, unless previously redeemed, into Class A Common Stock of Chancellor at a conversion price of $32.90 pre share of Class A Common Stock, subject to adjustment in certain events. In addition, after January 19, 2000, the Company may, at its option, redeem the Convertible Preferred

Stock, in whole or in part, at specified redemption prices plus accrued and unpaid dividends through the redemption date. Upon the occurrence of a change of control (as defined), Chancellor must, subject to certain conditions, offer to purchase all of the then outstanding shares of Convertible Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of purchase.

      Dividends on the Exchangeable Preferred Stock will accrue from the date of its issuance and will be payable semi-annually commencing July 15, 1997, at a rate per annum of 12% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to January 15, 2002 either in cash or in additional shares of Exchangeable Preferred Stock. The liquidation preference of the Exchangeable Preferred Stock will be $100.00 per share. The Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after January 15, 2002, at the redemption prices set forth herein, plus accrued and unpaid dividends to the date of redemption. In addition, prior to January 15, 2000, the Company may, at its option, redeem the Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices plus accrued and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least $150.0 million aggregate liquidation preference of Exchangeable Preferred Stock. The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on January 15, 2009, at a redemption price equal to 100% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption. Upon the occurrence of a Change of Control (as defined), the Company will, subject to certain conditions, offer to purchase all of the then outstanding shares of Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the repurchase date. In addition, prior to January 15, 1999, upon the occurrence of a Change of Control, the Company will have the option to redeem the Exchangeable Preferred Stock in whole but not in part at a redemption price equal to 112% of the liquidaton preference thereof, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock will, with respect to dividend rights and rights on liquidation, rank junior to the Senior Exchangeable Preferred Stock. Subject to certain conditions, the Exchangeable Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12% subordinated exchange debentures due 2009, including any such securities paid in lieu of cash interest.

      In addition to the accrued dividends discussed above, the recorded value of the Senior Exchangeable Preferred Stock, the Convertible Preferred Stock and the Exchangeable Preferred Stock includes or will include an amount for the accretion of the difference between the stock's fair value at date of issuance and its mandatory redemption amount, calculated using the effective interest method.

9.    INCOME TAXES

      All of the Company's revenues were generated in the United States. The provision for income taxes for continuing operations consists of the following:

                                                                          YEAR ENDED DECEMBER 31
                                                                --------------------------------------------
                                                                     1994           1995           1996
                                                                -------------   -------------  -------------

      Current:
         State .............................................    $          --   $      11,098  $      64,070
      Deferred:
         Federal  ..........................................        1,267,109       3,220,528      3,866,209
         State .............................................           223,607        568,329        682,272
                                                                --------------  -------------  -------------
                   Total provision .........................    $   1,490,716   $   3,799,955  $   4,612,551
                                                                =============   =============  =============

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

      Income tax expense differs from the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes for the following reasons:

                                                                          YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                     1994           1995           1996
                                                                -------------   -------------  -------------

      U.S. federal income tax at statutory rate ............    $     637,692   $  (2,628,656) $     645,125
      State income taxes, net of federal benefit ...........          112,533        (463,880)       113,846
      Valuation allowance provided for loss carryforward
         generated during the current period ...............          720,490       6,589,750        307,000
      Reconciliation of return to estimate .................               --          71,510             --
      Permanent difference .................................           20,001         231,231      3,546,580
                                                                -------------   -------------  -------------
                                                                $   1,490,716   $   3,799,955  $   4,612,551
                                                                =============   =============  =============

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                    1995           1996
                                                                                -------------  -------------
      The deferred tax assets (liabilities) consist of the following:
      Loss carryforwards expiring 2009 and 2010 ...........................     $   4,766,240  $  11,806,985
      Deferred stock option compensation deduction ........................         2,544,000      4,064,000
      Tax credits .........................................................                --      2,951,555
      Other ...............................................................           105,411        680,819
                                                                                -------------  -------------
         Gross deferred tax assets ........................................         7,415,651     19,503,359
                                                                                -------------  -------------
      Depreciation and amortization .......................................        (5,057,772)   (21,488,463)
                                                                                -------------  -------------
      Deferred tax assets valuation allowance .............................        (7,310,240)      (621,210)
                                                                                -------------  -------------
         Net deferred tax liabilities .....................................     $  (4,952,361) $  (2,606,314)
                                                                                =============  =============

      The deferred tax valuation allowance was originally established due to the uncertainty surrounding the realizability of the Company's deferred tax assets using the "more likely than not" criteria. During the fourth quarter of 1996, the Company revised its estimate of the likelihood that it will realize the majority of its deferred tax assets and adjusted its valuation allowance accordingly. This revised estimate was the direct result of the acquisition of Trefoil. Reversal of the valuation allowance related to deferred tax assets which existed on the date of acquisition or which were acquired as a result of the Trefoil acquisition were credited against the original purchase accounting allocation to goodwill. The reversal of the valuation allowance related to deferred tax assets generated subsequent to the acquisition were credited as a reduction of income tax expense and extraordinary losses as appropriate.

      The Company's tax credits and net operating loss carryforwards at December 31, 1996 begin expiring in 1997 and 2001, respectively. The Company has provided a valuation allowance for those tax credits which do not meet a "more likely than not" realizability test.

10.   EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) Savings Plan, whereby eligible employees can contribute up to either 15% of their salary, per year, subject to certain maximum contribution amounts. Prior to 1996, the Company had not made any contributions to the plan, nor is it required to in future periods. However, the Company did elect to make a discretionary match for 1996 of approximately $250,000. Employees become eligible to participate in the plan after the completion of one year of service and the attainment of age twenty-one.

11.   COMMITMENTS

      The Company leases real property, office space, broadcasting equipment and office equipment under various noncancellable operating leases. Certain of the Company's leases contain escalation clauses, renewal options and/or purchase options. In addition, the Company assumed lease obligations in connection with the acquisition of Trefoil on February 14, 1996. The Company also has employment and rating survey agreements in excess of one year, and has entered into a twelve-year financial monitoring and oversight agreement with Hicks Muse & Co. Partners, L.P., which is an affiliate of Hicks, Muse, Tate & Furst Incorporated.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

      Future minimum payments under the noncancellable operating lease agreements at December 31, 1996 are approximately as follows:

1997 ......................................................    $   6,023,586
1998 ......................................................        4,865,095
1999 ......................................................        4,277,779
2000 ......................................................        3,564,247
2001 ......................................................        2,805,282
Thereafter ................................................       13,080,261
                                                               -------------
                                                               $  34,616,250
                                                               =============


      Rent expense was approximately $227,000, $1.3 million and $4.8 million for the years ended December 31, 1994, 1995 and 1996, respectively.

12.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      For cash, short-term debt, and other current amounts receivable and payable, and the variable-rate term debt, the carrying amount approximates fair value.

      For the fixed-rate long-term debt, the fair value is estimated based on quoted market prices. The carrying values at December 31, 1995 and 1996 was $80.0 million and $260.0 million, respectively, and the estimated fair values at each date were $85.4 million and $267.8 million, respectively.

      For Chancellor Radio Broadcasting's Senior Exchangeable Preferred Stock, the fair value of $113.75 per share at December 31, 1996 is estimated based on quoted market prices.

13.   STOCK-BASED COMPENSATION

     During 1994, Chancellor's Board of Directors granted options to purchase 996,068 shares of its common stock to the senior management of the Company at exercise prices of $6.00 and $7.50. The option agreements vest over a five year period and originally contained certain performance criteria and indexed exercise prices. On September 30, 1995, Chancellor entered into an agreement with its senior management to substantially revise and amend these option agreements to eliminate certain of the performance criteria provisions and to adjust and fix the exercise prices at $7.50 and $8.40, respectively. Management developed an estimate of the fair value of the stock options in the amount of $19.0 million. Based upon this estimate and the applicable vesting periods, the Company recognized stock option compensation expense and a corresponding credit to equity of $6.4 million in 1995, with the remaining amount to be amortized over an approximate four year period.

     During 1994, Chancellor's Board of Directors adopted a stock option plan for its non-employee directors providing for the grant of options and stock awards for up to 480,000 shares of its common stock. Upon election to the Board of Directors, each person shall be granted a stock option to purchase a number of shares of common stock equal to the number of shares of common stock acquired by purchase by such person upon their initial election to the Board of Directors. Each option shall be immediately vested, will have a maximum term of ten years and an exercise price, as determined by the plan committee, equal to or greater than the fair market value of the common stock on the respective dates of grant.

     In February 1996, Chancellor's Board of Directors adopted a stock award plan for the Company's management, employees and non-employee directors, elected after the date of adoption of the plan, providing for the grant of options and stock awards for up to 916,456 shares of Chancellor's Class A Common Stock. The Company's compensation committee has the sole authority to grant stock options and to establish option exercise prices and vesting schedules. However, per-share exercise prices shall not be less than the fair market value of the stock on the respective date of grant and if the compensation committee does not determine a vesting schedule, such option shall vest 20% on the first anniversary of the respective date of grant and the remaining 80% shall vest pro rata on a

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES monthly basis over the four-year period following the first anniversary of the date of grant. Non-employee directors elected after the effective date of this plan automatically are granted a fully-vested option to purchase 5,000 shares of Chancellor's Class A Common Stock on the date he or she first becomes a member of the Board of Directors. Terms of all options are limited to ten years.

     A summary of the Company's option activity follows. The Company has elected to continue expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly, has included certain required pro forma information. Estimates of weighted-average grant-date fair values of options granted and pro forma option compensation amounts were determined using the Black-Scholes Single Option approach assuming an expected option term of 6 years, interest rates ranging from 5.5% to 7.2%, a dividend yield of zero and a volatility factor of .4 (zero for options issued prior to the Company's initial public offering in February 1996).

                                                       FOR THE YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------------------------------------
                                     1994                           1995                          1996
                         ----------------------------  -----------------------------  -----------------------------
                                     WEIGHTED AVERAGE               WEIGHTED AVERAGE               WEIGHTED AVERAGE
                           SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                         ----------- ----------------  -----------  ----------------  -----------  ----------------
Beginning of year                 --     $      --         996,068      $    7.27       1,022,734      $   7.89
   Granted:
     Exercise price:
       equals FMV            996,068          7.27          26,666           7.50         713,916         26.03
       less than FMV              --            --         996,068           7.90              --            --
   Exercised                      --            --              --             --              --            --
   Canceled                       --            --        (996,068)          7.27          (9,000)        24.51
                         -----------     ---------     -----------      ---------     -----------      --------
End of year                  996,068     $    7.27       1,022,734      $    7.89       1,727,650      $  15.30
                         ===========     =========     ===========      =========     ===========      ========

Exercisable as of
   end of year                    --     $      --         225,879      $    7.85         431,758      $   8.06
                         ===========     =========     ===========      =========     ===========      ========

Weighted-average grant-date fair value of options granted: Exercise price:
       equals FMV                               --                           3.59                         12.69
       less than FMV                            --                          21.56                            --


                                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                    ----------------------------------------   ------------------------
                                                      WEIGHTED AVERAGE                        WEIGHTED
                                                ----------------------------                  AVERAGE
             RANGE OF                              REMAINING        EXERCISE                  EXERCISE
          EXERCISE PRICES            SHARES     CONTRACTUAL LIFE     PRICE       SHARES       PRICE
          ---------------          ----------   ------------------ ---------    ----------   ---------
           $7.50 - $7.50              577,971          7.06        $  7.50       247,188     $ 7.50
            8.40 -  8.40              444,763          7.83           8.40       177,904       8.40
           20.00 - 25.25              431,916          9.14          20.51         6,666      20.00
           31.00 - 36.75              273,000          9.75          34.81            --         --
                                   ----------       -------        -------   -----------     ------
           $7.50 - $36.75           1,727,650          8.20        $ 15.30       431,758     $ 8.06
                                   ==========       =======        =======   ===========     ======


                                                                   YEAR ENDED          YEAR ENDED
                                                                DECEMBER 31, 1995   DECEMBER 31, 1996
                                                                -----------------   -----------------
      Historical net loss ...................................    $ (11,531,296)      $  (6,892,023)
      Pro forma adjustment for stock option compensation ....         (781,465)         (1,524,302)
      Pro forma tax benefit .................................          312,586             609,721
                                                                 -------------       -------------
      Pro forma net loss ....................................    $ (12,000,175)      $  (7,806,604)
                                                                 =============       =============

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

14.   RELATED PARTY TRANSACTIONS

      The Company has entered into a twelve-year agreement (the "Financial Monitoring and Oversight Agreement") with Hicks Muse & Co. Partners, L.P. ("Hicks Muse Partners") and HM2/Management Partners, L.P. ("HM2"), each of which is an affiliate of Hicks Muse. Chancellor and the Company paid Hicks Muse Partners an annual fee of $82,000, $200,000 and $408,000 for financial oversight and monitoring services for the years ended December 31, 1994, 1995 and 1996, respectively. The annual fee is adjustable each December 31, according to a formula based on changes in the consumer price index. HM2 received fees of approximately $0.3 million, $2.4 million and $6.2 million upon consummation of the acquisitions of KDWB-FM, the American Media Station Group and Trefoil Communications, Inc., respectively, and is entitled to receive a fee equal to 1.5% of the transaction value (as defined) upon the consummation of each add-on transaction (as defined) involving Chancellor or any of its subsidiaries.

      Effective April 1, 1996, the Company entered into a revised financial monitoring and oversight agreement with Hicks & Muse & Co. Partners, L.P. and HM2/Management Partners, L.P., each of which is an affiliate of Hicks, Muse, Tate & Furst Incorporated. The annual fee for financial oversight and monitoring services to the Company has been adjusted to $500,000. The annual fee is adjustable each January 1, to an amount equal to the budgeted consolidated annual net sales of the Company for the then-current fiscal year, multiplied by 0.25%, provided, however, that in no event shall the annual fee be less than $500,000.

      The Financial Monitoring and Oversight Agreement makes available the resources of HM2 and Hicks Muse Partners concerning a variety of financial matters. The services that have been and will continue to be provided by HM2 and Hicks Muse Partners could not otherwise be obtained by Chancellor and the Company without the addition of personnel or the engagement of outside professional advisors.

      In February of 1996, the Company lent $200,000 to an affiliate of the Company. The loan is unsecured, does not bear interest and will be forgiven during the next three years.

15.   SUBSEQUENT EVENTS

      On February 14, 1997, Chancellor Radio Broadcasting completed a private placement of an additional $10.0 million of Convertible Preferred Stock pursuant to its over-allotment option. The net proceeds of this offering were used to repay borrowings under the Revolving Credit Facility.

      On February 19, 1997, Chancellor and Chancellor Radio Broadcasting entered into an agreement to merge with Evergreen Media Corporation ("Evergreen") in a stock-for-stock transaction (the "Merger"), with Evergreen remaining as the surviving corporation (the "Surviving Company"). Pursuant to the agreement, shareholders of the Company's common stock will receive 0.9091 shares of Evergreen's common stock. Consummation of the Merger is subject to shareholder approval and certain other closing conditions including regulatory approval.

      On February 19, 1997, the Company and Evergreen entered into a joint purchase agreement whereby in the event that consummation of the stock purchase agreement between Evergreen and Viacom International, Inc. ("Viacom") occurs prior to the consummation of the Merger, the Company will be required to purchase the Viacom subsidiaries which own four of the ten Viacom stations for $480 million and Evergreen will be required to purchase the Viacom subsidiaries which own six of the ten Viacom stations for $595 million. In the event that consummation of the stock purchase agreement between Evergreen and Viacom occurs after the consummation of the Merger, the Surviving will acquire the stock of certain Viacom subsidiaries which own and operate ten radio stations in five major markets. Consummation of the transaction is dependent upon certain closing conditions including regulatory approval.

16.   UNCERTAINTIES AND THE USE OF ESTIMATES AND ASSUMPTIONS

      On February 8, 1996, the President signed into law the Telecommunications Act of 1996. Among other things, this legislation requires the Federal Communications Commission (the "FCC"), to relax its numerical restrictions on local ownership and affords renewal applicants significant new protections from competing applications for their broadcast licenses. The new legislation will enable the Company to retain all of its radio stations and to acquire more properties; at the same time, this legislation will also allow other broadcast entities to increase their ownership in markets where the Company currently operates stations. The Company's management is unable to determine the ultimate effect of this legislation on its competitive environment.

      The pending acquisition, exchange and merger agreements are subject to various governmental approvals, including the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Federal Communications Commission.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

17.   RECENT ACCOUNTING PRONOUNCEMENT

      The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" in March 1997, which establishes standards for computing and presenting earnings per share. The disclosure requirements of SFAS No. 128 will be effective for the Company's financial statements beginning in 1997. Management has not yet determined the impact that the adoption of SFAS No. 128 will have on the financial statements of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Trefoil Communications, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows, present fairly, in all material respects, the financial position of Trefoil Communications, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Note 16 to the financial statements, the Company was sold to Chancellor Radio Broadcasting Company, formerly Chancellor Broadcasting Company, on February 14, 1996.



PRICE WATERHOUSE LLP

Los Angeles, California
February 14, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Chancellor Broadcasting Company:

      We have audited the accompanying consolidated statements of operations, changes in common stockholders' equity, and cash flows of Trefoil Communications, Inc. and Subsidiaries for the period January 1, 1996 through February 13, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the the consolidated results of their operations and their cash flows for the period January 1, 1996 through February 13, 1996, in conformity with generally accepted accounting principles.

      As discussed in Note 16 to the financial statements, the Company was sold to Chancellor Radio Broadcasting Company on February 14, 1996.



                            COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 24, 1997

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                          1994           1995
                                                                                       ----------      ---------
                                     ASSETS
Current assets:
   Cash ...........................................................................    $    9,639      $   4,857
   Receivables, net of allowance for doubtful accounts of $1,535 and $1,630,
     respectively .................................................................        22,468         22,397
   Prepaid expenses and other current assets ......................................         1,312            917
                                                                                       ----------      ---------
Total current assets ..............................................................        33,419         28,171
Property and equipment, at cost, net of accumulated depreciation and
   amortization (Note 4) ..........................................................        18,308         17,204
Intangible assets, net of accumulated amortization of $16,705 and $22,071,
   respectively ...................................................................       184,470        184,197
Other assets ......................................................................         9,751          7,918
                                                                                       ----------      ---------
                                                                                       $  245,948      $ 237,490
                                                                                       ==========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt ..............................................    $    7,000      $   6,500
   Accounts payable ...............................................................         2,771          2,233
   Accrued expenses (Note 4) ......................................................         6,066          5,715
   Income taxes payable ...........................................................           298             96
                                                                                       ----------      ---------
Total current liabilities .........................................................        16,135         14,544
Long-term debt (Note 6) ...........................................................        98,000         92,500
Convertible senior notes (Note 8) .................................................        30,000         30,000
Payable to affiliates (Note 14) ...................................................        16,241         20,613
Deferred income taxes (Note 10) ...................................................        18,877         19,218
Other long-term liabilities (Note 4) ..............................................        14,747         19,129
                                                                                       ----------      ---------
                                                                                          194,000        196,004
Mandatorily redeemable preferred stock (Note 9):
   7.5% Series A cumulative convertible preferred stock $.10 par value; authorized,
     issued and outstanding 70,000 shares .........................................        70,000         70,000
Stockholders' equity:
   Preferred stock $.10 par value; authorized 30,000 shares; none issued and outstanding
   Common stock $.10 par value; authorized 50,000 shares; issued and outstanding
     10,364 shares ................................................................             1              1
   Additional paid-in capital .....................................................        41,656         41,656
   Accumulated deficit ............................................................       (59,709)       (70,171)
                                                                                       ----------      ---------
                                                                                          (18,052)       (28,514)
Commitments and contingencies (Notes 12 and 15)
                                                                                       ----------      ---------
                                                                                       $  245,948      $ 237,490
                                                                                       ==========      =========

   The accompanying notes are an integral part of the financial statements.

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         YEAR ENDED DECEMBER 31,    PERIOD ENDED
                                                                        -------------------------   FEBRUARY 13,
                                                                           1994           1995          1996
                                                                        -----------   -----------   ------------
Gross broadcasting revenues .........................................   $   109,219   $   108,849   $     9,698
Less agency commissions .............................................        14,332        14,244         1,234
                                                                        -----------   -----------   -----------
       Net revenues .................................................        94,887        94,605         8,464
                                                                        -----------   -----------   -----------

Costs and expenses:
   Station operating expenses .......................................        75,427        73,720         7,762
   Corporate expenses ...............................................         3,355         3,139         2,215
   Depreciation and amortization ....................................         3,038         2,992           349
   Amortization of intangibles ......................................         5,961         5,759           672
                                                                        -----------   -----------   -----------
                                                                             87,781        85,610        10,998
                                                                        -----------   -----------   -----------
   Operating income (loss) ..........................................         7,106         8,995        (2,534)
                                                                        -----------   -----------   -----------

Other income (expenses):
   Interest expense .................................................       (12,923)      (14,703)       (1,651)
   Gain (loss) on sale of broadcast assets (Note 11) ................         5,462            --            --
   Miscellaneous, net ...............................................            (4)           78           (49)
                                                                        -----------   -----------   -----------
                                                                             (7,465)      (14,625)       (1,700)
                                                                        -----------   -----------   -----------
Loss before income taxes and extraordinary loss .....................          (359)       (5,630)       (4,234)
Income tax benefit (expense) (Note 10) ..............................        (1,355)        1,287         1,694
                                                                        -----------   -----------   -----------
   Loss before extraordinary loss ...................................        (1,714)       (4,343)       (2,540)
Extraordinary loss on early extinguishment of debt ..................            --            --        (4,451)
                                                                        -----------   -----------   -----------
Net loss ............................................................        (1,714)       (4,343)       (6,991)
Dividends on mandatorily redeemable preferred stock .................        (5,619)       (6,119)         (809)
                                                                        -----------   -----------   -----------
Loss applicable to common stock .....................................   $    (7,333)  $   (10,462)  $    (7,800)
                                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                COMMON STOCK
                                               $0.10 PAR VALUE      ADDITIONAL
                                            -------------------       PAID-IN      ACCUMULATED
                                              SHARES     AMOUNT       CAPITAL        DEFICIT          TOTAL
                                            ---------   -------    -----------     -----------    -----------
Balance, December 31, 1993 ...............     10,364   $     1    $    41,656     $   (52,376)   $   (10,719)
   Net loss ..............................                                              (1,714)        (1,714)
   Mandatorily redeemable preferred
     dividend ............................                                              (5,619)        (5,619)
                                            ---------   -------    -----------     -----------    -----------
Balance, December 31, 1994 ...............     10,364         1         41,656         (59,709)       (18,052)
   Net loss ..............................                                              (4,343)        (4,343)
   Mandatorily redeemable preferred
     dividend ............................                                              (6,119)        (6,119)
                                            ---------   -------    -----------     -----------    -----------
Balance, December 31, 1995 ...............     10,364         1         41,656         (70,171)       (28,514)
   Additional capital contributions ......                             156,326                        156,326
   Net loss ..............................                                              (6,991)        (6,991)
   Mandatorily redeemable preferred
     dividend ............................                                                (809)          (809)
                                            ---------   -------    -----------     -----------    -----------
Balance, February 13, 1996 ...............     10,364   $     1    $   197,982     $   (77,971)   $   120,012
                                            =========   =======    ===========     ===========    ===========

   The accompanying notes are an integral part of the financial statements.

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                           YEAR ENDED DECEMBER 31,     PERIOD ENDED
                                                                         --------------------------    FEBRUARY 13,
                                                                            1994            1995           1996
                                                                         -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................    $    (1,714)   $    (4,343)    $    (6,991)
  Adjustments to reconcile net loss to cash provided by operating activities:
     Depreciation of property and equipment .........................          3,038          2,992             349
     Amortization of intangible and other assets ....................          6,736          6,569             672
     (Gain) loss on disposal of assets ..............................         (5,462)            --              --
     Deferred income taxes ..........................................           (279)          (168)          1,694
     Non-cash interest expense ......................................          3,180          4,479              81
     Non-cash extraordinary loss ....................................             --             --           4,451
    Changes in assets and liabilities which increase (decrease) cash:
       Receivables ..................................................            263             71           3,379
       Prepaid expenses and other current assets ....................             (8)           395            (342)
       Accounts payable, accrued expenses and
         income taxes payable .......................................         (2,356)        (1,078)          1,568
       Other net ....................................................            358           (529)             --
                                                                         -----------    -----------     -----------
        Cash from operating activities ..............................          3,756          8,388           4,861
                                                                         -----------    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Station acquisitions .............................................             --         (5,528)             --
   Purchase of property and equipment ...............................         (3,341)        (1,642)             --
   Proceeds from disposal of broadcast assets .......................         22,802             --              --
                                                                         -----------    -----------     -----------
        Cash from (used in) investing activities ....................         19,461         (7,170)             --
                                                                         -----------    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from affiliate borrowings ...............................          6,000             --              --
   Additional capital contributions .................................             --             --         156,326
   Principal payments of long-term debt .............................        (24,000)        (6,000)       (151,252)
   Dividends paid ...................................................             --             --         (14,753)
                                                                          ----------    -----------     -----------
        Cash used in financing activities ...........................        (18,000)        (6,000)         (9,679)
                                                                          ----------    -----------     -----------
Net increase (decrease) in cash .....................................          5,217         (4,782)         (4,818)
Cash beginning of period ............................................          4,422          9,639           4,857
                                                                         -----------    -----------     -----------
Cash end of period ..................................................    $     9,639    $     4,857     $        39
                                                                         ===========    ===========     ===========

SEE NOTE 5 FOR NON-CASH DISCLOSURE.

   The accompanying notes are an integral part of the financial statements.

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

      The accompanying consolidated financial statements of Trefoil Communications, Inc. (the "Company", formerly Shamrock Holdings, Inc.) include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. As of December 31, 1995, the Company's broadcasting subsidiary ("Broadcasting") owned and operated ten radio properties in major markets across the United States. In August 1995, the Company's shareholders entered into an agreement to sell their interest in the Company, see Note 16.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Revenue recognition

      Broadcasting revenues are derived primarily from the sale of program time and commercial announcements to local, regional and national advertisers. Revenue is recognized when programs and commercial announcements are broadcast.

   Barter transactions

      The Company trades certain advertising time for various goods and services. These transactions are recorded at the estimated fair value of the goods or services received. The related revenue is recognized when commercials are broadcast; goods or services received are recorded as assets or expenses when received or used, respectively.

   Use of estimates in preparation of financial statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Property and equipment

      Expenditures for additions, renewals and betterments are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed on the straight-line method based on the estimated useful lives of the assets.

   Intangible assets

      Intangible assets represent the purchase price of broadcasting properties in excess of the fair value of net tangible assets acquired and include value allocated to FCC broadcasting licenses and goodwill. Intangible assets are amortized on the straight-line basis over forty years.

      The Company evaluates intangible assets for potential impairment by analyzing the operating results, trends and prospects of the Company's stations, as well as by comparing them to their competitors. The Company also takes into consideration recent acquisition patterns within the broadcast industry, the impact of recently enacted or potential FCC rules and regulations and any other events or circumstances which might indicate potential impairment.

   Income taxes

      The Company files a consolidated federal income tax return and combined California franchise tax return with its subsidiaries. Effective January 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 3 -- ACQUISITION

      In February 1995, the Company acquired for $5.5 million cash (including acquisition costs) the broadcast license and assets of a second FM radio station in Denver, Colorado. The acquisition has been accounted for as a purchase and resulted in an excess of acquisition costs over fair value of the net assets acquired of $5 million which has been allocated to intangible assets, primarily FCC broadcasting licenses and goodwill. Pro forma results for the acquisition of the Denver station are not presented as they are not materially different from historical results.

NOTE 4 -- COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                                                  DECEMBER 31,
                                                                           USEFUL LIFE   -----------------------------
                                                                            IN YEARS         1994            1995
                                                                           -----------   -------------  --------------
PROPERTY AND EQUIPMENT
   Land and land improvements ..........................................                 $   2,874,000  $    2,828,000
   Buildings and leasehold improvements ................................     10-- 40         6,183,000       6,274,000
   Transmittal and technical equipment .................................      4-- 20        17,872,000      18,703,000
   Furniture and fixtures ..............................................      5-- 10         4,167,000       4,811,000
   Automotive ..........................................................      2-- 5            622,000         645,000
   Construction in progress ............................................                       175,000         138,000
                                                                                         -------------  --------------
                                                                                            31,893,000      33,399,000
Less: Accumulated depreciation and amortization ........................                   (13,585,000)    (16,195,000)
                                                                                         -------------  --------------
                                                                                         $  18,308,000  $   17,204,000
                                                                                         =============  ==============

ACCRUED EXPENSES
   Salaries and other employee compensation ......................................       $   3,300,000  $    2,794,000
   Interest ......................................................................             461,000         383,000
   Payable to affiliate ..........................................................             802,000       1,346,000
   Other .........................................................................           1,503,000       1,192,000
                                                                                         -------------  --------------
                                                                                         $   6,066,000  $    5,715,000
                                                                                         =============  ==============

OTHER LONG-TERM LIABILITIES
   Deferred compensation .........................................................       $   3,689,000  $    3,547,000
   Dividends payable on mandatorily redeemable preferred stock ...................           7,825,000      13,944,000
   Interest ......................................................................           1,034,000       1,140,000
   Other .........................................................................           2,199,000         498,000
                                                                                         -------------  --------------
                                                                                         $  14,747,000  $   19,129,000
                                                                                         =============  ==============

NOTE 5 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                               DECEMBER 31,           PERIOD ENDED
                                                                       ----------------------------   FEBRUARY 13,
                                                                           1994            1995           1996
                                                                       -------------  -------------  -------------
Cash paid (received) during the period for:
Interest .........................................................     $   9,763,000  $   9,562,000  $    2,034,000
Income taxes .....................................................         1,397,000        217,000              --
Station acquisitions:
   Property and equipment ........................................                --        434,000              --
   FCC licenses and goodwill .....................................                --      5,094,000              --
   Other assets ..................................................                --             --              --
   Net working capital ...........................................                --             --              --
   Common stock issued ...........................................                --             --              --

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 6 -- LONG-TERM DEBT

      Long-term debt comprises the following:

                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                           1994           1995
                                                                                      -------------  --------------
      Revolving bank credit at varying interest rates; payable quarterly.
        Principal payments in varying amounts quarterly; final
        installment due 2003 .....................................................               --  $   99,000,000
      Bank term loans at varying interest rates; payable quarterly.
        Principal payments in varying amounts quarterly; final
        installment due 2000 .....................................................    $  95,500,000              --
      Revolving bank credit at varying interest rates; payable quarterly.
        Principal payments in varying amounts quarterly; final
        installment due 2001 .....................................................        9,500,000              --
                                                                                      -------------  --------------
                                                                                        105,000,000      99,000,000
      Less: Current portion                                                              (7,000,000)     (6,500,000)
                                                                                      -------------  --------------
                                                                                      $  98,000,000  $   92,500,000
                                                                                      =============  ==============

      In August 1995, the Company restructured and amended its existing bank credit agreement by entering into an eight year, $105 million revolving credit agreement which extended the final maturity to 2003 and modified quarterly principal repayments. Costs of $954,000 related to the amended credit agreement and of $4.8 million incurred when the credit agreement was entered into were capitalized and are being amortized over 8 years. These costs are included in other assets in the balance sheet.

      Borrowings under the credit agreement are secured by substantially all of the Company's assets. Interest is charged at varying rates according to alternatives selected by the Company at the time funds are borrowed. Currently, interest accrues at floating rates (8.31% and 9.13% at December 31, 1995 and 1994, respectively). As borrowings under the credit agreement are at market interest rates, the carrying value of the Company's long-term debt reflects its fair value.

      The credit agreement imposes restrictive covenants on the Company with respect to, among other things, the maintenance of certain financial ratios and limits on capital expenditures, new indebtedness, investments, disposition of assets and declaration of cash dividends.

      At December 31, 1995, aggregate scheduled mandatory principal reductions of the Company's bank debt and borrowings from affiliates (Note 14) are as follows:

           YEAR                                                  AMOUNTS
           ----                                                -------------
           1996 ...........................................    $   6,500,000
           1997 ...........................................       10,000,000
           1998 ...........................................       10,000,000
           1999 ...........................................       15,000,000
           2000 ...........................................       15,000,000
           After 2000 .....................................       63,113,000
                                                               -------------
                                                               $ 119,613,000
                                                               =============

NOTE 7 -- STOCKHOLDERS' EQUITY

      During 1993, the number of authorized shares of common stock was increased to 50,000 shares, 10,364 of which were outstanding at December 31, 1995. The Company has reserved 3,658 and 8,535 shares of common stock for issuance upon the conversion of the convertible senior notes ("Senior Notes", Note 8) and Series A cumulative convertible preferred stock ("Series A Preferred Stock", Note 9), respectively.

NOTE 8 -- CONVERTIBLE SENIOR NOTES

      On July 30, 1993, the Company issued $30 million in ten-year Senior Notes to Trefoil Capital Investors, L.P. ("Trefoil"). The notes are convertible into shares of the Company's common stock at a conversion rate of $8,201

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES per share, subject to certain anti-dilution adjustments, and are redeemable by the Company at any time on or after July 30, 1996, initially at a specified premium to par, declining to par for redemptions on or after July 30, 2001. Mandatory redemptions of $7.5 million and $11.25 million are due July 30, 2001 and 2002, respectively, and any remaining unpaid principal is due in 2003.

      Interest accrues at the rate of 7.5% per annum and is payable semi-annually on January 31 and July 31. Interest is payable in cash, however, through January 31, 1998, the Company may elect to pay interest by issuing additional paid-in-kind notes ("PIK Notes"). PIK Notes are not convertible and must be redeemed on a pro rata basis in accordance with the redemption schedule of the Senior Notes. Interest on the PIK Notes accrues at 10% per annum, which payment terms are identical to the Senior Notes, including the option to issue additional PIK Notes for interest obligations.

      PIK Notes of $4.9 million were outstanding as of December 31, 1995. Accrued interest on the Senior Notes as of December 31, 1995 and 1994 has been included in payable to affiliates and classified as a long-term liability.

      Based on the transaction described in Note 16, management considers the fair market value of the Senior Notes to approximate their carrying value.

NOTE 9 -- MANDATORILY REDEEMABLE PREFERRED STOCK

      Concurrent with the sale of the Senior Notes, the Company issued 70,000 shares of Series A Preferred Stock to Trefoil for $70 million.

      With respect to dividend rights and rights on liquidation, dissolution and winding up, Series A Preferred Stock ranks senior to the common stock and senior to any other series or class of preferred stock which may be issued by the Company (collectively, "Junior Securities").

      In the event of any liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock will be entitled to receive in preference to holders of Junior Securities an amount equal to $1,000 per share plus all accrued but unpaid dividends.

      As long as shares of Series A Preferred Stock remain outstanding, the holders of such shares are entitled to receive, when, as and if declared by the Board of Directors, out of assets of the Company legally available therefore, cumulative cash dividends at an annual rate of 7.5% (if in arrears, compounded quarterly at a rate of 8.625% per annum with respect to dividends in arrears, through the date of payment of such arrearages), payable quarterly in arrears on the last business day of each calendar quarter.

      Each share of Series A Preferred Stock is convertible at the option of the holder into one share of common stock at $8,201 per common share, subject to certain antidilution adjustments (the "Conversion Price").

      The Series A Preferred Stock may be redeemed by the Company any time after the third anniversary of the issuance date (in integral multiples having an aggregate stated value of at least $7 million) if (i) all quarterly dividends on the Series A Preferred Stock have been paid in full, (ii) the Company has consummated an initial public offering for its common stock and
(iii) the market price of the common stock is equal to at least 165% of the Conversion Price for at least twenty out of thirty consecutive trading days preceding the notice of redemption. In any such event, the redemption price per share will be equal to $1,000, plus accrued and unpaid dividends to the redemption date.

      The Company is required to redeem 14,000 shares of the original issue on July 30, 2003, 28,000 shares on July 30, 2004 and any remaining outstanding shares in 2005. The number of shares to be redeemed by the Company on any mandatory redemption date shall be reduced by the number of shares optionally redeemed by the Company prior to such date, to the extent such shares have not previously been credited against the Company's mandatory redemption obligations. If the Company shall fail to redeem shares of Series A Preferred Stock when required, the annual dividend rate on the outstanding shares of Series A Preferred Stock will be increased to 9.375% (compounded quarterly with respect to dividends in arrears at a rate of 10.780% per annum) of the stated value of such shares plus accrued and unpaid dividends from the date of failure to redeem through the date of redemption. If

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES less than all of the outstanding shares of Series A Preferred Stock are to be redeemed, the shares of Series A Preferred Stock to be redeemed shall be selected pro rata.

      Although not declared by the Company's Board of Directors, dividends on the Series A Preferred Stock have been accrued in the accompanying financial statements. Based on management intentions, including restrictions on the payment of dividends imposed by the Company's bank credit agreement, accrued dividends have been classified as a long-term liability.

      Based on the transaction described in Note 16, management considers the fair market value of the Series A Preferred Stock to approximate their carrying value.

NOTE 10 -- INCOME TAXES

      All of the Company's revenues were generated in the United States. The income tax benefit (expense) on income from continuing operations is comprised of the following:


                                                                               DECEMBER 31,           PERIOD ENDED
                                                                       ----------------------------   FEBRUARY 13,
                                                                           1994            1995           1996
                                                                       -------------  -------------  --------------
Current:
   Federal .......................................................     $    (578,000) $   1,025,000  $      321,000
   State .........................................................        (1,056,000)        94,000          29,000
                                                                       -------------  -------------  --------------
                                                                          (1,634,000)     1,119,000         350,000
Deferred:
   Federal .......................................................          (501,000)       168,000          52,000
   State .........................................................           780,000             --              --
                                                                       -------------  -------------  --------------
                                                                             279,000        168,000          52,000
                                                                       -------------  -------------  --------------
                                                                       $  (1,355,000) $   1,287,000  $      402,000
                                                                       =============  =============  ==============

      Deferred tax liabilities (assets) are comprised of the following:

                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                           1994           1995
                                                                                      -------------  --------------

      Deferred gain ..............................................................    $  15,549,000  $   15,358,000
      Amortization of FCC licenses and other intangibles .........................        5,519,000       5,687,000
      Depreciation ...............................................................        3,194,000       2,741,000
      Other ......................................................................          519,000         560,000
                                                                                      -------------  --------------
        Gross deferred tax liabilities ...........................................       24,781,000      24,346,000
                                                                                      -------------  --------------
      Net operating loss carryforward ............................................         (878,000)       (584,000)
      AMT and other credit carryforward ..........................................       (3,316,000)     (2,943,000)
      Deferred compensation and other deductions .................................       (2,586,000)     (2,627,000)
                                                                                      -------------  --------------
        Gross deferred tax assets ................................................       (6,780,000)     (6,154,000)
        Valuation allowance ......................................................          876,000       1,026,000
                                                                                      -------------  --------------
        Net deferred tax assets ..................................................       (5,904,000)     (5,128,000)
                                                                                      -------------  --------------
                                                                                      $  18,877,000  $   19,218,000
                                                                                      =============  ==============

      The Company has a federal net operating loss (NOL) carryover of $1.7 million, subject to various limitations on its utilization. The Company also has AMT Credit and Investment Tax Credit carryforwards for tax purposes of $2.2 million and $734,000, respectively. The above carryovers expire in the years 2000 through 2003, except the AMT credit which has no expiration. Under SFAS 109, the Company has recorded valuation allowances against the realization of the federal tax benefits from net operating losses and investment tax credits in the amounts of $292,000 and $734,000, respectively. The valuation allowances are based on management's estimates and analysis, which include the impact of tax laws which may limit the Company's ability to utilize such loss carryforwards and tax credits.

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES

      The principal items causing an effective rate which differs from the Federal statutory rate are summarized as follows:


                                                                          YEAR ENDED DECEMBER 31,      PERIOD ENDED
                                                                       ----------------------------    FEBRUARY 13,
                                                                           1994            1995           1996
                                                                       -------------  -------------  --------------
      Federal statutory rate .....................................     $     125,000  $   1,971,000  $      351,000
      Amortization of intangibles ................................        (1,703,000)    (1,627,000)       (190,000)
      State taxes, net of federal benefit ........................          (180,000)        61,000          11,000
      Reduction of tax reserve ...................................                --      1,109,000              --
      SFAS 109 rate adjustment ...................................                --             --              --
      Recognition of net operating loss carryover ................           504,000             --              --
      Other, net .................................................          (101,000)      (227,000)        230,000
                                                                       -------------  -------------  --------------
                                                                       $  (1,355,000) $   1,287,000  $      402,000
                                                                       =============  =============  ==============

NOTE 11 -- RADIO BROADCASTING DISPOSITIONS

      In April 1994, the Company sold the broadcast license and assets of its radio stations in Cleveland, Ohio for $12.1 million (excluding disposal costs). This sale resulted in a gain of $670,000, before related income taxes. A portion of the sale proceeds was utilized to reduce bank debt by $11 million.

      In June 1994, the Company sold the broadcast license and assets of its radio station in Seattle, Washington for $12.0 million (excluding disposal costs). This sale resulted in a gain of $4.8 million, before related income taxes. A portion of the sale proceeds was utilized to reduce bank debt by $11 million.

NOTE 12 -- COMMITMENTS

      The following are the future minimum rental payments under operating leases (net of minimum rentals under noncancelable subleases) that have initial or remaining lease terms in excess of one year:

YEAR                                                            AMOUNTS
----                                                         -------------
1996 ....................................................    $   3,290,000
1997 ....................................................        3,029,000
1998 ....................................................        2,422,000
1999 ....................................................        1,701,000
2000 ....................................................        1,314,000
After 2000 ..............................................        5,604,000
                                                             -------------
                                                             $  17,360,000
                                                             =============

      Certain leases contain renewal options with the same lease terms, except that rentals may be adjusted to current market rates at the time of renewal. Rental expense under operating leases for the period ended February 13, 1996 and the years ended December 31, 1995 and 1994 aggregated $0.3 million, $2.9 million and $3.3 million, respectively.

NOTE 13 -- EMPLOYEE BENEFIT PLANS

      The Company maintains an elective Employees' Savings Plan for all employees not covered by a collective bargaining agreement and who have one or more years of continuous employment. The Company contributes 50% of the annual contributions made by employees up to a maximum of 3% of each participating employee's compensation. Participants are at all times fully vested in their contributions, and the Company's contribution becomes fully vested to the participant after seven years of continuous employment. The Company's contributions for the period ended February 13, 1996 and the years ended December 31, 1995 and 1994 aggregated $0, $453,000 and $568,000, respectively.

      The Company also maintains a non-qualified, unfunded incentive compensation plan for certain key employees providing for payments upon separation of employment, death or disability. As of December 31, 1995 the liability recorded for the value of amounts awarded to participants under the plan was approximately $3.5 million.

                 TREFOIL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE 14 -- AFFILIATE TRANSACTIONS

      Both Shamrock Holdings of California ("SHOC") and Trefoil are related parties of the Company through commonality of certain officers and directors. In addition to the financing transactions described at Notes 8 and 9, the Company made payments to SHOC for interest on cash advances, office space rent and an executive management fee in the aggregate of $20,000, $175,000 and $174,000 for the period ended February 13, 1996 and the years ended December 31, 1995 and 1994, respectively. In July 1993, the Company entered into an executive management agreement with Trefoil in consideration for a fee based on the Company's broadcasting revenues. For the period ended February 13, 1996 and the years ended December 31, 1995 and 1994, the statement of operations includes in corporate expenses a charge of $63,000, $544,000 and $544,000, respectively, for fees payable to Trefoil. In connection with the issuance of the Senior Notes and the Series A Preferred Stock, the Company paid Trefoil $3 million for financial advisory services. These costs were capitalized and are being amortized over the term of the Senior Notes and Series A Preferred Stock. These costs are included in other assets in the balance sheet.

      Payable to affiliates comprises the following:

                                                                                              DECEMBER 31,
                                                                                      -----------------------------
                                                                                           1994           1995
                                                                                      -------------  --------------
      Note payable to affiliate at varying interest rates; payable quarterly.
        No stated maturity .......................................................    $   7,898,000  $    9,007,000
      Note payable to affiliate at varying interest rates; payable quarterly.
        No stated maturity .......................................................        6,030,000       6,750,000
      PIK notes (Note 8) .........................................................        2,313,000       4,856,000
                                                                                      -------------  --------------
                                                                                      $  16,241,000  $   20,613,000
                                                                                      =============  ==============

      On December 16, 1994, the Company issued a $6 million promissory note to Trefoil, $5.75 million of which was used in 1995 for the acquisition of a radio station in Denver. The note bears interest at LIBOR plus 7% (12.938% at December 31, 1995) and has no stated maturity. Accrued interest is added to the principal of the note at the end of each calendar quarter and, accordingly, the outstanding balances at December 31, 1995 and December 31, 1994 include $720,000 and $30,000 of interest expensed in 1995 and 1994, respectively.

      On September 29, 1993, the Company issued a $7 million promissory note to SHOC and used the proceeds to reduce Broadcasting's bank debt. The note bears interest at LIBOR plus 7% (12.938% at December 31, 1995) and has no stated maturity. Accrued interest is added to the principal of the note at the end of each calendar quarter and, accordingly is included in the outstanding balance at December 31, 1995 and 1994. Interest expense includes for the period ended February 13, 1996 and the years ended December 31, 1995 and 1994 $129,000, $1,109,000 and $747,000, respectively.

      Based on the transaction described in Note 16, management considers the fair market value of these notes to approximate their carrying value.

NOTE 15 -- LITIGATION

      The Company is a plaintiff or defendant in several legal actions, the probable outcome of which are not considered material, either individually or in the aggregate.

NOTE 16 -- SUBSEQUENT EVENT -- SALE OF THE COMPANY

      On February 14, 1996, the Company's shareholders completed the sale of all issued and outstanding shares of the Company to Chancellor Radio Broadcasting Company, formerly Chancellor Broadcasting Company, ("Chancellor") for $395 million in cash. A portion of the proceeds was utilized to pay-off bank debt, convertible senior notes, payable to affiliates and redeem outstanding preferred stock and pay dividends payable thereon. As of the closing date, the Company, along with Broadcasting, became wholly-owned subsidiaries of Chancellor. No accounts in the accompanying financials have been adjusted for the effects of this transaction; however, the statement of operations for the period ended February 13, 1996 includes an extraordinary loss on the early extinguishment of debt of $2.5 million, net of tax of $1.7 million, resulting from the early extinguishment of bank debt and convertible senior notes discussed above.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Chancellor Broadcasting Company:


      Our report on the consolidated financial statements of Chancellor Broadcasting Company and Subsidiaries is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules of Chancellor Broadcasting Company and Subsidiaries herein.

      In our opinion, these financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 13, 1997, except
for Note 15 to the financial
statements as to which the
date is February 19, 1997

                        CHANCELLOR BROADCASTING COMPANY

                    PARENT COMPANY CONDENSED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                                                                                          1995            1996
                                                                                     -------------   --------------
                                     ASSETS
Investment in subsidiaries, at equity ...........................................    $  54,722,734   $  200,990,823
                                                                                     =============   ==============


                              STOCKHOLDERS' EQUITY
Stockholders' equity:
  Class A common stock, par value $.01 per share; 40,000,000 shares authorized,
    302,107 and 9,937,320 shares issued, respectively, and
    302,107 and 9,881,656 shares outstanding, respectively ......................            3,021          99,373
  Class B common stock, par value $.01 per share; 10,000,000 shares authorized,
    63,500 and 8,547,910 shares issued and outstanding, respectively ............              635          85,479
  Class C common stock, par value $.01 per share; 10,000,000 shares authorized,
    8,484,410 and zero shares issued and outstanding, respectively ..............           84,844              --
  Additional paid-in capital ....................................................       66,271,500      231,930,337
  Accumulated deficit ...........................................................      (11,637,266)     (30,086,232)
  Treasury stock ................................................................               --       (1,038,134)
                                                                                     -------------   --------------
       Total common stockholders' equity ........................................    $  54,722,734   $  200,990,823
                                                                                     =============   ==============


   The accompanying notes are an integral part of the financial statements.

                        CHANCELLOR BROADCASTING COMPANY

               PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         1994             1995            1996
                                                                     ------------    -------------   --------------

Net loss - equity in losses of unconsolidated subsidiaries ......    $    (105,970)  $ (11,531,296)  $  (35,019,031)
                                                                     =============   =============   ==============

Net loss per share ..............................................    $       (0.02)  $       (1.30)  $        (2.10)
                                                                     =============   =============   ==============
Weighted average number of shares outstanding ...................        5,166,039       8,849,936       16,704,381
                                                                     =============   =============   ==============


   The accompanying notes are an integral part of the financial statements.

                        CHANCELLOR BROADCASTING COMPANY

 PARENT COMPANY CONDENSED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY


                                              CLASS A                        CLASS B                         CLASS C
                                           COMMON STOCK                    COMMON STOCK                   COMMON STOCK
                                  ------------------------------   -----------------------------   ------------------------------
                                       SHARES          AMOUNT         SHARES          AMOUNT          SHARES           AMOUNT
                                  -------------    -------------   -------------   -------------   -------------    -------------

Balance, January 1, 1994 ......              --               --             166   $           2              --               --
Issuance of common stock on
  January 10, 1994 ............         302,107    $       3,021          63,334             633       3,884,211    $      38,842
Issuance of common stock on
  October 12, 1994 ............              --               --              --              --       4,600,033           46,000
Net loss ......................              --               --              --              --              --               --
                                  -------------    -------------   -------------   -------------   -------------    -------------

Balance, December 31, 1994 ....         302,107            3,021          63,500             635       8,484,244           84,842
Stock option compensation .....              --               --              --              --              --               --
Issuance of common stock on
  June 29, 1995 ...............              --               --              --              --             166                2
Net loss ......................              --               --              --              --              --               --
                                  -------------    -------------   -------------   -------------   -------------    -------------

Balance, December 31, 1995 ....         302,107            3,021          63,500             635       8,484,410           84,844
Stock option compensation .....              --               --              --              --              --               --
Issuance of common stock on
   February 14, 1996 ..........       8,447,192           84,472              --              --              --               --
Loss on repurchase of preferred
   stock of subsidiary on
   February 21, 1996 ..........              --               --              --              --              --               --

Repurchase of common stock on
   February 21, 1996 ...........        (55,664)              --              --              --              --               --
Issuance of common stock on
   August 9, 1996 .............       1,185,521           11,855              --              --              --               --
Issuance of common stock on
   August 20, 1996 ............           2,500               25              --              --              --               --
Conversion of common stock on
   October 22, 1996 ...........              --               --       8,484,410          84,844      (8,484,410)         (84,844)
Net loss ......................              --               --              --              --              --               --
                                  -------------    -------------   -------------   -------------   -------------    -------------
Balance, December 31, 1996 ....       9,881,656    $      99,373       8,547,910   $      85,479              --    $          --
                                  =============    =============   =============   =============   =============    =============


                                    ADDITIONAL
                                      PAID-IN        ACCUMULATED      TREASURY
                                      CAPITAL          DEFICIT          STOCK            TOTAL
                                  -------------    --------------   -------------    -------------
Balance, January 1, 1994 ......   $         998               --               --    $       1,000
Issuance of common stock on
  January 10, 1994 ............      25,456,504               --               --       25,499,000
Issuance of common stock on
  October 12, 1994 ............      34,454,000               --               --       34,500,000
Net loss ......................              --    $    (105,970)              --         (105,970)
                                  -------------    -------------    -------------    -------------

Balance, December 31, 1994 ....      59,911,502         (105,970)              --       59,894,030
Stock option compensation .....       6,360,000               --               --        6,360,000
Issuance of common stock on
  June 29, 1995 ...............              (2)              --               --               --
Net loss ......................              --      (11,531,296)              --      (11,531,296)
                                  -------------    -------------    -------------    -------------

Balance, December 31, 1995 ....      66,271,500      (11,637,266)              --       54,722,734
Stock option compensation .....       3,800,000               --               --        3,800,000
Issuance of common stock on
   February 14, 1996 ..........     155,390,782               --               --      155,475,254
Loss on repurchase of preferred
   stock of subsidiary on
   February 21, 1996 ..........     (16,570,065)              --               --      (16,570,065)

Repurchase of common stock on
   February 21, 1996 ..........              --               --    $  (1,038,134)      (1,038,134)
Issuance of common stock on
   August 9, 1996 .............      22,988,145               --               --       23,000,000
Issuance of common stock on
   August 20, 1996 ............          49,975               --               --           50,000
Conversion of common stock on
   October 22, 1996 ...........              --               --               --               --
Net loss ......................              --      (18,448,966)              --      (18,448,966)
                                  -------------    -------------    -------------    -------------
Balance, December 31, 1996 ....   $ 231,930,337    $ (30,086,232)   $  (1,038,134)   $ 200,990,823
                                  =============    =============    =============    =============



   The accompanying notes are an integral part of the financial statements.

                        CHANCELLOR BROADCASTING COMPANY

               PARENT COMPANY CONDENSED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                      1994             1995              1996
                                                                ----------------  ---------------  ----------------
Cash flows from operating activities:
  Net loss .................................................    $       (105,970) $   (11,531,296) $    (35,019,031)
Equity in undistributed losses of unconsolidated
    subsidiaries ...........................................             105,970       11,531,296        35,019,031
                                                                ----------------  ---------------  ----------------
        Net cash provided by operating activities ..........                  --               --                --
                                                                ----------------  ---------------  ----------------
Cash flows from investing activities:
  Investment in subsidiary .................................         (60,000,000)              --      (177,487,120)

Cash flows from financing activities:
  Issuance of common stock .................................          60,000,000               --       178,525,254
  Repurchase of common stock ...............................                  --               --        (1,038,134)
                                                                ----------------  ---------------  ----------------
        Net cash provided by financing activities ..........          60,000,000               --       177,487,120
                                                                ----------------  ---------------  ----------------
        Net increase (decrease) in cash ....................                  --               --                --
Cash, at beginning of year .................................                  --               --                --
                                                                ----------------  ---------------  ----------------
Cash, at end of year .......................................    $             --  $            --  $             --
                                                                ================  ===============  ================




   The accompanying notes are an integral part of the financial statements.

                        CHANCELLOR BROADCASTING COMPANY

             NOTES TO PARENT COMPANY CONDENSED FINANCIAL STATEMENTS



1.    GENERAL

      The accompanying condensed financial statements of Chancellor Broadcasting Company (the "Company") should be read in conjunction with the consolidated financial statements of the Company and its subsidiaries included in the Company's Annual Report on Form 10-K.

2.    OBLIGATIONS, GUARANTEES AND COMMITMENTS

      The Company has guaranteed the obligations under a senior credit facility and senior note agreements of its subsidiary Chancellor Radio Broadcasting Company. Such obligations prohibit the subsidiary from making loans or transfers or paying dividends to the Company without the consent of the lenders subject to certain provisions in the Senior Credit Facility. See note 6 to consolidated financial statements regarding these obligations.

3.    OTHER

      See notes 8 and 13 to consolidated financial statements for a description of the preferred stock, common stock and other equity securities of the Company.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


             COLUMN A                      COLUMN B               COLUMN C               COLUMN D       COLUMN E
             --------                    -------------  -----------------------------  -------------  -----------
                                          BALANCE AT     CHARGED TO                       AMOUNTS        BALANCE
                                           BEGINNING      COSTS AND       AMOUNTS         WRITTEN        AT END
                                           OF PERIOD      EXPENSES       ACQUIRED           OFF         OF PERIOD
                                         -------------  ------------   -------------  -------------    -----------
Allowance for doubtful accounts:
   Year ended December 31, 1996.......  $     263,528  $     810,000   $   1,041,336  $   1,091,204    $  1,023,660
   Year ended December 31, 1995.......        118,844        222,996              --         78,312         263,528
   Year ended December 31, 1994.......             --        213,249              --         94,405         118,844

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Chancellor Radio Broadcasting Company:


      Our report on the consolidated financial statements of Chancellor Radio Broadcasting Company and Subsidiaries is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedule of Chancellor Radio Broadcasting Company and Subsidiaries herein.

      In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.

Dallas, Texas
February 13, 1997, except
for Note 15 to the financial
statements as to which the
date is February 19, 1997

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS



             COLUMN A                      COLUMN B               COLUMN C               COLUMN D      COLUMN E
             --------                   -------------  -----------------------------  -------------  -----------
                                         BALANCE AT        CHARGED TO                    AMOUNTS       BALANCE
                                         BEGINNING         COSTS AND       AMOUNTS       WRITTEN       AT END
                                         OF PERIOD         EXPENSES       ACQUIRED         OFF        OF PERIOD
                                        -------------  --------------  -------------  -------------  -----------
Allowance for doubtful accounts:
   Year ended December 31, 1996.......  $     263,528  $      810,000  $   1,041,336  $   1,091,204  $ 1,023,660
   Year ended December 31, 1995.......        118,844         222,996             --         78,312      263,528
   Year ended December 31, 1994.......             --         213,249             --         94,405      118,844

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors of Trefoil Communications, Inc.

Our audits of the consolidated financial statements of Trefoil Communications, Inc. referred to in our report dated February 14, 1996 appearing on page F-41 of the 1996 Annual Report on Form 10-K of Chancellor Broadcasting Company, also included an audit of the Financial Statement Schedule for the years ended December 31, 1995 and 1994 appearing on page S-12 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements of Trefoil Communications, Inc. for the periods indicated above.




PRICE WATERHOUSE LLP

Los Angeles, California
February 14, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Chancellor Radio Broadcasting Company:


      Our report on the consolidated financial statements of Trefoil Communications Inc. for the period January 1, 1996 through February 13, 1996 is included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the financial statement schedule of Trefoil Communications, Inc. and Subsidiaries herein for the period January 1, 1996 through February 13, 1996.

      In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein for the period January 1, 1996 through February 13, 1996.




COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 24, 1997

                          TREFOIL COMMUNICATIONS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS



             COLUMN A                      COLUMN B               COLUMN C             COLUMN D       COLUMN E
             --------                   -------------  ---------------------------  ---------------  -----------
                                          BALANCE AT     CHARGED TO                    AMOUNTS         BALANCE
                                           BEGINNING      COSTS AND       AMOUNTS      WRITTEN         AT END
                                           OF PERIOD      EXPENSES       ACQUIRED        OFF          OF PERIOD
                                        -------------  ------------     ----------  ---------------  -----------
Allowance for doubtful accounts:
   Period ended February 13, 1996 ....  $   1,630,000  $     76,000     $       --  $          --  $    1,706,000
   Year ended December 31, 1995 ......      1,535,000       650,000             --        555,000       1,630,000
   Year ended December 31, 1994 ......      1,553,000       673,000             --        691,000       1,535,000

                                 EXHIBIT INDEX

     EXHIBIT
       NO.                   DESCRIPTION OF DOCUMENT
      ---                   -----------------------

      2.1   Asset Purchase Agreement dated as of April 19, 1994, between
            American Media, Inc. and Chancellor Holdings Corp. (formerly, MBD
            Broadcasting, Inc.) (1)

      2.2   Asset Purchase Agreement dated as of April 19, 1994, among SanRiver
            Radio, Inc., Mid-Florida Radio, Inc. and Chancellor Holdings Corp.
            (formally MBD Broadcasting, Inc.) (1)

      2.3   Asset Purchase Agreement dated as of April 19, 1994, between
            National Radio Partners, L.P. and Chancellor Holdings Corp.
            (formerly, MBD Broadcasting, Inc.) (1)

      2.4   Asset Purchase Agreement dated as of April 19, 1994, between
            National Radio Partners, L.P. and Chancellor Communications
            Corporation (1)

      2.5 Local Programming and Marketing Agreement dated February 1, 1995, between Midcontinent Radio of Minnesota, Inc., as Licensee, Radio
            Station KDWB-FM, and Chancellor Broadcasting Company(2)

      2.6   Asset Purchase Agreement dated February 1, 1995, between
            Midcontinent Radio of Minnesota, Inc., Chancellor Broadcasting
            Company and Chancellor Broadcasting Licensee Company (2)

      2.7 Escrow Agreement dated February 7, 1995, between Midcontinent Radio of Minnesota, Inc., Chancellor Broadcasting Company and NationsBank of Texas, N.A. (2)

      2.8   Stock Purchase Agreement dated as of August 3, 1995, among
            Chancellor Broadcasting Company, Trefoil Communications, Inc., and the Selling Securityholders named therein (3)

      2.9   Asset Purchase Agreement dated as of May 14, 1996, among
            OmniAmerica Group, WAPE-FM License Partnership, WFYV-FM License
            Partnership, WEAT-FM License Partnership, WEAT-AM License
            Partnership, WXXL License Partnership, WOLL License Partnership,
            WJHM-FM License Partnership, Chancellor Broadcasting Company and
            Chancellor Radio Broadcasting Company (7)

      2.10  Local Marketing Agreement dated as of June 28, 1996, among
            OmniAmerica Group, Chancellor Broadcasting Company and Chancellor
            Radio Broadcasting Company (7)

      2.11  Exchange Agreement dated as of July 1, 1996, among WBLI, Inc.,
            WBLI-FM, Inc., WHFM, Inc., WBAB, Inc., WGBB, Inc., SFX
            Broadcasting, Inc. and Chancellor Radio Broadcasting Company (7)

      2.12  Local Marketing Agreement dated as of July 1, 1996, among WBLI,
            Inc., WBLI-FM, Inc., WHFM, Inc., WBAB, Inc., WGBB, Inc. and
            Chancellor Radio Broadcasting Company (7)

      2.13  Exchange Agreement dated as of June 24, 1996, among America Radio
            Systems Corporation and Chancellor Radio Broadcasting Company (8)

      2.14  Local Marketing Agreement dated as of June 24, 1996, among America
            Radio Systems Corporation and Chancellor Broadcasting Company and
            Chancellor Radio Broadcasting Company (8)

      2.15  Asset Purchase Agreement dated as of August 24, 1996 by and among
            Classical Acquisition Limited Partnership, Radio 100 of Maryland
            Limited Partnership, Radio 100 Limited Partnership, Radio 570
            Limited Partnership, Radio 94 of Phoenix Limited Partnership, and
            Radio 95 of Phoenix Limited Partnership and Chancellor Radio
            Broadcasting Company (8)

      2.16  Agreement and Plan of Merger, dated as of February 19, 1997, among
            Chancellor Broadcasting Company, Chancellor Radio Broadcasting
            Company and Evergreen Media Corporation (9)

      2.17  Joint Purchase Agreement, dated as of February 19, 1997, among
            Chancellor Broadcasting Company, Chancellor Radio Broadcasting
            Company, Evergreen Media Corporation of Los Angeles and Evergreen
            Media Corporation (10)

      2.18  Stock Purchase Agreement, dated as of February 16, 1997, between
            Viacom International Inc. and Evergreen Media Corporation of Los
            Angeles (10)

      3.1   Second Restated Certificate of Incorporation of Chancellor
            Broadcasting Company, as amended (4)

      3.2   Certificate of Incorporation of Chancellor Radio Broadcasting
            Company, as amended *

      3.3   Certificate of Incorporation of Chancellor Broadcasting Licensee
            Company (1)

      3.4   Second Restated Bylaws of Chancellor Broadcasting Company (4)

      3.5   Bylaws of Chancellor Radio Broadcasting Company, as amended (1)

      3.6   Bylaws of Chancellor Broadcasting Licensee Company (1)

      3.7   Certificate of Designation for the 12 1/4% Series A Senior
            Cumulative Exchangeable Preferred Stock of Chancellor Radio
            Broadcasting Company (8)

      3.8 Certificate of Designation for the 12% Exchangeable Preferred Stock of Chancellor Radio Broadcasting Company (11)

      3.9 Certificate of Designation for the 7% Convertible Preferred Stock of Chancellor Broadcasting Company (12)

      4.1   Indenture, dated October 1, 1994, governing the outstanding 12 1/2%
            Senior Subordinated Notes due 2004 (1)

      4.2   First Supplemental Indenture, dated as of February 14, 1996, to the
            Indenture dated October 1, 1994, governing the 12 1/2% Senior
            Subordinated Notes due 2004 (4)

      4.3 Second Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated October 1, 1994, governing the 12 1/2% Senior
            Subordinated Notes due 2004 (4)

      4.4   Indenture, dated as of February 14, 1996, governing the outstanding
            9 3/8% Senior Subordinated Notes due 2004 (5)

      4.5   First Supplemental Indenture, dated as of February 14, 1996, to the
            Indenture dated February 14, 1996, governing the 9 3/8% Senior
            Subordinated Notes due 2004 (4)

      4.6   Indenture, dated as of February 26, 1996, governing the 12 1/4%
            Subordinated Exchange Debentures due 2008 (4)

      4.7   Indenture, dated as of January 23, 1997, governing the 12%
            Subordinated Exchange Debentures due 2009 (11)

      10.1 Lease Agreement dated as of May 22, 1989, between Kruse Microwave and SanRiver Radio, Inc., as amended (1)

      10.2  License Agreement dated as of March 1, 1974, between City of New
            Hope, Minnesota and National Radio Partners, L.P., as assignee of
            American Media, Inc. (1)

      10.3  Tower Lease Agreement dated as of November 23, 1988, between United
            Television and Shoreview FM Group, a Minnesota general partnership
            (1)

      10.4  Partnership Agreement dated as of November 23, 1988, of Shoreview
            FM Group, a Minnesota general partnership (1)

      10.5  Tax Sharing Agreement between Chancellor Holdings Corp. and
            Chancellor Broadcasting Company(2)

      10.6  Amended and Restated Monitoring and Oversight Agreement between
            Chancellor Broadcasting Company, Chancellor Radio Broadcasting
            Company and HM2/Management Partners, L.P. (4)

      10.7 Amended and Restated Stockholders Agreement dated February 14, 1996 among Chancellor Broadcasting Company and certain Holders named therein (4)

      10.8  Registration Rights Agreement dated October 12, 1994 between
            Chancellor Broadcasting Company and the Holders named therein (6)

      10.9  Letter Agreement dated February 9, 1996 regarding Hicks Muse Equity
            Investment among Chancellor Broadcasting Company and HM Fund II (4)

      10.10 Sales Agreement, dated as of July 1, 1996, among OmniAmerica Group,
            Chancellor Broadcasting Company and Chancellor Radio Broadcasting
            Company (7)

      10.11 Program Consulting Agreement, dated as of June 28, 1996, among
            OmniAmerica Group, Chancellor Broadcasting Company and Chancellor
            Radio Broadcasting Company (7)

      10.12 Consulting Agreement, dated as of May 14, 1996, among Chancellor
            Broadcasting Company, Chancellor Radio Broadcasting Company and
            Anthony S. Ocepek (7)

      10.13 Consulting Agreement, dated as of May 14, 1996, among Chancellor
            Broadcasting Company, Chancellor Radio Broadcasting Company and
            Carl E. Hirsch (7)

      10.14 Consulting Agreement dated as of May 14, 1996, among Chancellor
            Broadcasting Company, Chancellor Radio Broadcasting Company and H.
            Dean Thacker (7)

      10.15 Non-Competition Agreement dated as of May 14, 1996, among
            Chancellor Broadcasting Company, Chancellor Radio Broadcasting
            Company and Carl E. Hirsch (7)

      10.16 First Consent and Amendment dated as of May 13, 1996, among
            Chancellor Radio Broadcasting Company, the Banks party thereto and
            Bankers Trust Company, as managing agent (7)

      10.17 Employment Agreement dated as of February 1, 1996, between
            Chancellor Radio Broadcasting Company and Samuel Weller (7)

      10.18 Employment Agreement dated as of February 14, 1996, between
            Chancellor Radio Broadcasting Company and Rick Eytcheson (8)

      10.19 Employment Agreement dated as of February 14, 1996, between
            Chancellor Broadcasting Company, Chancellor Radio Broadcasting
            Company and George C. Toulas *

      10.20 Employment Agreement dated as of February 14, 1996, between
            Chancellor Broadcasting Company, Chancellor Radio Broadcasting
            Company and Jacques Kerrest *

      10.21 Employment Agreement dated as of February 14, 1996 among Chancellor
            Broadcasting Company, Chancellor Radio Broadcasting Company and
            Steven Dinetz (7)

      10.22 Chancellor Broadcasting Company Stock Award Plan *

      10.23 Registration Rights Agreement, dated as of January 23, 1997, among
            Chancellor Radio Broadcasting Company, BT Securities Corporation,
            Credit Suisse First Boston, Goldman, Sachs & Co., NationsBanc
            Capital Markets, Inc. and Smith Barney Inc. (11)

      10.24 Amended and Restated Credit Agreement, dated as of February 14,
            1996 and amended and restated as of January 23, 1997, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting
            Company, various banks, Goldman Sachs Credit Partners L.P., as documentation agent, NationsBank of Texas, N.A., as syndication agent, and Bankers Trust, as managing agent and arranger *

      11.1  Computation of Per Share Earnings for Chancellor Broadcasting
            Company *

      12.1  Computation of Ratio of Earnings to Fixed Charges for Chancellor
            Radio Broadcasting Company *

      12.2  Computation of Ratio of Earnings to Fixed Charges for Trefoil
            Communications, Inc. *

      21.1  Subsidiaries of Chancellor Broadcasting Company (4)

      27.1  Financial Data Schedule for Chancellor Broadcasting Company *

      27.2  Financial Data Schedule for Chancellor Radio Broadcasting Company *

      27.3  Financial Data Schedule for Chancellor Broadcasting Licensee
            Company *

-------------------
 *   Filed herewith.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-80534) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company (File No. 33-80534) for the fiscal quarter ended March 31, 1995.
(3) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-98334) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Annual Report on Form 10-K of Chancellor, Chancellor Broadcasting and Broadcasting Licensee for the fiscal year ended December 31, 1995.
(5) Incorporated by reference from the Form 8-K of Chancellor Broadcasting Company (File No. 0-27726) and Chancellor Radio Broadcasting Company (File No. 33-98334) as filed with the Securities and Exchange Commission on February 29, 1996.
(6) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-98336) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-02782) of Chancellor Radio Broadcasting Company as filed with the Securities and Exchange Commission.
(8) Incorporated by reference to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company (File No. 0-27726) for the fiscal quarter ended September 30, 1996.
(9) Incorporated by reference to Exhibit 99(a) of the Schedule 13D filed by Chancellor Broadcasting Company, Thomas O. Hicks and Lawrence D. Stuart, Jr. on March 3, 1997 with respect to the Class A Common Stock of Evergreen Media Corporation.
(10) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) on March 11, 1997.
(11) Incorporated by reference to the Form 8-K filed by Chancellor Radio Broadcasting Company (File No. 33-98334) on February 6, 1997.
(12) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) on February 6, 1997.