Form 10-Q
period 1997-06-30
CHANCELLOR RADIO BROADCASTING CO; CHANCELLOR BROADCASTING LICENSEE CO; CHANCELLOR BROADCASTING CO /DE/
filed 1997-08-14
CIK 925744, 925752, 1002909

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or Section 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


                            AREA CODE (972) 239-6220
              (Registrant's Telephone Number, Including Area Code)



      Indicate by check mark whether Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) have been subject to such filing requirements for the past 90 days.
Yes [ ]  No [ ]

      As of August 14, 1997, 10,454,219 shares of the Class A Common Stock, par value $.01 per share and 8,547,910 shares of the Class B Common Stock, par value $.01 per share of Chancellor Broadcasting Company were outstanding. As of August 14, 1997, 1,000 shares of common stock, par value $.01 per share, of Chancellor Radio Broadcasting Company and 1,000 shares of common stock, par value $.01 per share, of Chancellor Broadcasting Licensee Company were outstanding.


===============================================================================

                               TABLE OF CONTENTS


                                                                                                     PAGE
                          PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
             Consolidated Balance Sheets (unaudited) as of December 31, 1996 and
             June 30, 1997 ....................................................................        1

             Consolidated Statements of Operations (unaudited) for the three and six months
             ended June 30, 1996 and 1997 .....................................................        2

             Consolidated Statement of Changes in Stockholders' Equity (unaudited)
             for the six months ended June 30, 1997 ...........................................        3

             Consolidated Statements of Cash Flows (unaudited) for the six months
             ended June 30, 1996 and 1997 .....................................................        4

             Notes to Consolidated Financial Statements (unaudited) ...........................        5

         CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
             Consolidated Balance Sheets (unaudited) as of December 31, 1996 and
             June 30, 1997 ....................................................................       10

             Consolidated Statements of Operations (unaudited) for the three and six
             months ended June 30, 1996 and 1997 ..............................................       11

             Consolidated Statement of Changes in Stockholder's Equity (unaudited) for
             the six months ended June 30, 1997 ...............................................       12

             Consolidated Statements of Cash Flows (unaudited) for the six months
             ended June 30, 1996 and 1997 .....................................................       13

             Notes to Consolidated Financial Statements (unaudited) ...........................       14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..................................................       19

                       PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .....................................................       22

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                   DECEMBER 31,      JUNE 30,
                                ASSETS                                                1996             1997
                                                                                    ---------      -----------

Current assets:
  Cash ........................................................................     $   3,789      $     5,889
  Accounts receivable, net of allowance for doubtful accounts
    of $1,024 and $1,182, respectively ........................................        46,585           63,576
  Prepaid expenses and other ..................................................         2,754            2,887
                                                                                    ---------      -----------
       Total current assets ...................................................        53,128           72,352
Restricted cash ...............................................................        20,363           53,750
Property and equipment, net ...................................................        49,123           69,581
Intangibles and other, net ....................................................       551,406          970,080
Deferred financing costs, net .................................................        16,723           16,827
Deferred income tax benefit ...................................................          --              1,183
                                                                                    ---------      -----------
       Total assets ...........................................................     $ 690,743      $ 1,183,773
                                                                                    =========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................     $   4,409      $     4,989
  Accrued liabilities .........................................................        12,530           16,248
  Accrued interest ............................................................         6,869            5,702
  Current portion of long-term debt ...........................................           400            1,928
                                                                                    ---------      -----------
       Total current liabilities ..............................................        24,208           28,867
Long-term debt ................................................................       354,914          545,335
Deferred income taxes .........................................................         2,606             --
Other .........................................................................           802              997
                                                                                    ---------      -----------
       Total liabilities ......................................................       382,530          575,199
                                                                                    ---------      -----------
Redeemable senior cumulative exchangeable preferred stock of subsidiary, par value $.01 per share; 1,000,000 shares authorized,
   issued and outstanding; preference in liquidation of $117,670 ..............       107,222          114,271
Redeemable cumulative exchangeable preferred stock of subsidiary, par value $.01 per share; none and 3,600,000 shares authorized, respectively, none and 2,000,000 shares issued and outstanding,
   respectively; preference in liquidation of $210,774 ........................          --            202,891
Convertible cumulative preferred stock, par value $.01 per share; none and
    2,200,000 shares authorized, issued and outstanding, respectively;
    preference in liquidation of $111,604 .....................................          --            107,150
Common stockholders' equity:
  Class A common stock, par value $.01 per share, 40,000,000 shares authorized,
    9,937,320 and 10,499,267 shares issued, respectively,
    and 9,881,656 and 10,443,603 shares outstanding, respectively .............            99              104
  Class B common stock, par value $.01 per share, 10,000,000 shares
    authorized and 8,547,910 shares issued and outstanding ....................            85               85
  Additional paid-in capital ..................................................       231,931          245,595
  Accumulated deficit .........................................................       (30,086)         (60,484)
  Treasury stock ..............................................................        (1,038)          (1,038)
                                                                                    ---------      -----------
       Total stockholders' equity .............................................       200,991          184,262
                                                                                    ---------      -----------
       Total liabilities and stockholders' equity .............................     $ 690,743      $ 1,183,773
                                                                                    =========      ===========

   The accompanying notes are an integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                    1996               1997             1996         1997
                                                                -----------        -----------      -----------   -----------

Gross broadcasting revenues ................................    $    50,759        $    83,538      $    79,848   $   147,015
Less agency commissions ....................................          6,333             10,450            9,780        18,073
                                                                -----------        -----------      -----------   -----------
       Net revenues ........................................         44,426             73,088           70,068       128,942
                                                                -----------        -----------      -----------   -----------

Operating expenses:
  Programming, technical and news ..........................          7,865             12,829           13,010        26,700
  Sales and promotion ......................................         12,367             20,785           19,310        36,748
  General and administrative ...............................          6,002              8,051           10,405        16,404
  Depreciation and amortization ............................          5,148              8,605            9,675        16,714
  Corporate expenses .......................................            832              2,222            1,839         3,934
  Merger expense ...........................................             --                459               --         2,515
  Stock option compensation ................................            950                950            1,900         1,900
                                                                -----------        -----------      -----------   -----------
                                                                     33,164             53,901           56,139       104,915
                                                                -----------        -----------      -----------   -----------
       Income from operations ..............................         11,262             19,187           13,929        24,027

Other (income) expense:
  Interest expense .........................................          9,680             12,488           17,327        23,908
  Other, net ...............................................             92                 25               98        (1,607)
                                                                -----------        -----------      -----------   -----------
       Income (loss) before provision for income taxes,
         minority interest and extraordinary loss ..........          1,490              6,674           (3,496)        1,726
Provision for income taxes .................................            662              3,727            1,601         3,327
Dividends and accretion on preferred stock of subsidiary ...          3,183              9,987            4,843        18,122
                                                                -----------        -----------      -----------   -----------
       Loss before extraordinary loss ......................         (2,355)            (7,040)          (9,940)      (19,723)
Extraordinary loss on early extinguishment of debt, net of
    income tax benefit .....................................             --              7,926            4,646        10,675
                                                                -----------        -----------      -----------   -----------
       Net loss ............................................         (2,355)           (14,966)         (14,586)      (30,398)
Loss on repurchase of preferred stock ......................             --                 --           16,570            --
Dividends on preferred stock ...............................             --              1,925               --         3,379
                                                                -----------        -----------      -----------   -----------

       Net loss attributable to common stock ...............    $    (2,355)       $   (16,891)     $   (31,156)  $   (33,777)
                                                                ===========        ===========      ===========   ===========

Loss applicable to common stock:
  Loss before extraordinary loss ...........................    $     (0.14)       $     (0.47)     $     (1.74)  $     (1.23)

  Extraordinary loss .......................................             --              (0.42)           (0.31)        (0.56)
                                                                -----------        -----------      -----------   -----------

  Net loss .................................................    $     (0.14)       $     (0.89)     $     (2.05)  $     (1.79)
                                                                ===========        ===========      ===========   ===========

Weighted average number of shares outstanding ..............     17,241,728         18,988,353       15,216,677    18,854,763
                                                                ===========        ===========      ===========   ===========

   The accompanying notes are an integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                CLASS A                    CLASS B
                                             COMMON STOCK               COMMON STOCK
                                          SHARES       AMOUNT        SHARES       AMOUNT
                                        ----------   ----------    ----------   ----------
Balance, January 1, 1997 ..........      9,881,656   $     99     8,547,910     $        85
Stock option compensation .........           --           --            --             --
Dividends and accretion on
   preferred stock ................           --           --            --             --
Issuance of common stock on
   February 13, 1997 ..............        555,556          5            --             --
Exercise of common stock options ..          6,391         --            --             --
Net loss ..........................           --           --            --             --
                                        ----------   ----------    ----------   ----------
Balance, June 30, 1997 ............     10,443,603   $     104     8,547,910    $       85
                                        ----------   ----------    ----------   ----------

                                         ADDITIONAL
                                          PAID-IN   ACCUMULATED    TREASURY
                                          CAPITAL     DEFICIT        STOCK        TOTAL
                                        ----------   ----------    ----------   ----------
Balance, January 1, 1997 ..........     $  231,931     $(30,086)   $   (1,038)   $ 200,991
Stock option compensation .........          1,900           --            --        1,900
Dividends and accretion on
   preferred stock ................         (3,379)          --            --       (3,379)
Issuance of common stock on
   February 13, 1997 ..............         15,015           --            --       15,020
Exercise of common stock options ..            128           --            --          128
Net loss ..........................             --      (30,398)           --      (30,398)
                                        ----------   ----------    ----------   ----------
Balance, June 30, 1997 ............     $  245,595     $(60,484)   $   (1,038)  $  184,262
                                        ==========   ==========    ==========   ==========


   The accompanying notes are an integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                       1996               1997
                                                                                   -------------    --------------

Cash flows from operating activities:
  Net loss ..................................................................      $     (14,586)   $      (30,398)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................................              9,675            16,714
    Amortization of deferred financing costs.................................              1,393             1,236
    Stock option compensation ...............................................              1,900             1,900
    Deferred income taxes ...................................................              1,539             3,327
    Dividends and accretion on preferred stock of subsidiary ................              4,843            18,122
    Gain on disposition of stations .........................................                 --            (1,409)
    Extraordinary loss ......................................................              4,646            10,675
    Changes in assets and liabilities, net of the effects of acquired businesses:
      Accounts receivable, net ..............................................             (2,632)           (3,741)
      Prepaids and other ....................................................             (1,380)              365
      Accounts payable ......................................................                (87)             (806)
      Accrued liabilities ...................................................                (66)            1,564
      Accrued interest ......................................................              4,243            (1,167)
                                                                                   -------------    --------------
        Net cash provided by operating activities ...........................              9,488            16,382
                                                                                   -------------    --------------
Cash flows from investing activities:
  Purchases of broadcasting properties ......................................           (406,140)         (582,383)
  Dispositions of broadcasting properties ...................................                 --           103,259
  Purchases of other property and equipment .................................             (1,374)           (3,690)
                                                                                   -------------    --------------
        Net cash used in investing activities ...............................           (407,514)         (482,814)
                                                                                   -------------    --------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ..................................            277,628           417,632
  Proceeds from borrowings under revolving debt facility ....................             46,764           255,441
  Repayments fo long-term debt ..............................................            (90,885)         (342,856)
  Repayments of borrowings under revolving debt facility ....................            (68,432)         (157,399)
  Issuances of preferred stock ..............................................            175,119           297,361
  Repurchase of preferred stock of subsidiary ...............................            (95,462)               --
  Issuance of common stock ..................................................            155,475               128
  Repurchase of common stock ................................................             (1,038)               --
  Payment of preferred stock dividends ......................................               (506)           (1,775)
                                                                                   --------------   --------------
        Net cash provided by financing activities ...........................            398,663           468,532
                                                                                   -------------    --------------
        Net increase in cash ................................................                637             2,100
Cash, at beginning of period ................................................              1,314             3,789
                                                                                   -------------    --------------
Cash, at end of period ......................................................      $       1,951    $        5,889
                                                                                   =============    ==============


   The accompanying notes are an integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Chancellor Broadcasting Company ("Chancellor") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year's presentation, which had no effect on net income or stockholders' equity.

2.   ACQUISITIONS AND DISPOSITIONS

      On January 23, 1997, the Company acquired substantially all the assets and certain liabilities of Colfax Communications, Inc. and its affiliates ("Colfax") for an aggregate price of $383.7 million. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition was accounted for as a purchase. Pursuant to the acquisition agreement, at December 31, 1996 the Company had $20.4 million of cash in a restricted escrow account which was remitted to Colfax at closing. On January 29, 1997, the Company entered into an agreement to sell WMIL-FM and WOKY-AM, Milwaukee stations acquired in this transaction, to Clear Channel Radio, Inc. for $41.3 million in cash. Accordingly, theses stations were recorded as assets held for sale with no results of operations or gain or loss recognized. Interest capitalized on this investment amounted to $580,000. The disposition of these stations was completed on March 31, 1997.

      The acquisition is summarized as follows (in thousands):

         Assets acquired and liabilities assumed:
           Accounts receivable, net.........................    $     13,234
           Prepaid and other assets.........................             470
           Property and equipment...........................          14,624
           Goodwill and other intangibles...................         317,894
           Other noncurrent assets..........................              46
           Assets held for sale.............................          41,253
           Accrued liabilities..............................          (3,821)
                                                                ------------
                                                                $    383,700

      On January 31, 1997, the Company completed the sale of WWWW-FM and WDFN-AM in Detroit to Evergreen Media Corporation ("Evergreen") for $30.0 million in cash. The pre-tax gain of $1.4 million is included in other income.

      On February 13, 1997, the Company acquired substantially all the assets and certain liabilities of OmniAmerica Group ("Omni") for $166.0 million of cash and $15.0 million of Chancellor Class A Common Stock. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition was accounted for as a purchase.

      The acquisition is summarized as follows (in thousands):

         Assets acquired and liabilities assumed:
           Property and equipment......................      $       9,209
           Goodwill and other intangibles..............            171,837
                                                             -------------
                                                             $     181,046

      On February 19, 1997, Chancellor and Chancellor Radio Broadcasting entered into an agreement to merge with Evergreen in a stock-for-stock transaction (the "Merger"), with Evergreen remaining as the surviving corporation. Pursuant to the agreement, shareholders of the Company's common stock will receive 0.9091 shares of Evergreen's common stock. Consummation of the merger is subject to shareholder approval and certain other

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

closing conditions including regulatory approval. The Company has incurred certain costs related to the Merger which have been expensed in the period incurred.

      On February 19, 1997, the Company and Evergreen entered into a joint purchase agreement whereby in the event that consummation of the stock purchase agreement between Evergreen and Viacom International, Inc. ("Viacom") occurred prior to the consummation of the Merger, the Company would be required to purchase the Viacom subsidiaries which own four of the ten Viacom stations for $480.0 million, plus net working capital, and Evergreen would be required to purchase the Viacom subsidiaries which own six of the ten Viacom stations for $595.0 million, plus net working capital. On July 2, 1997, the Company acquired KIBB-FM and KYSR-FM in Los Angeles, WLIT-FM in Chicago and WDRQ-FM in Detroit from Viacom for approximately $489.8 million, plus various other direct acquisition costs (the "Chancellor Viacom Acquisition").

      On March 24, 1997, the Company exchanged the West Palm Beach stations acquired from Omni for one AM station in Sacramento and approximately $33.0 million in cash from American Radio Systems Corporation (the "American Radio Exchange").

      On July 7, 1997, the Company entered into a time brokerage agreement with Evergreen whereby Evergreen began managing certain limited functions of the Company's station in San Francisco which broadcasts on frequency 94.9 (formerly KSAN-FM).

      On July 14, 1997, the Company and Evergreen entered into an agreement pursuant to which a jointly-owned affiliate of Evergreen and the Company will acquire Katz Media Group, Inc. ("Katz"), a full-service media representation firm, in a tender offer transaction valued at approximately $373.0 million. Debt of Katz of approximately $218.0 million will also be assumed in the transaction.

      On July 21, 1997, the Company entered into a time brokerage agreement with Evergreen whereby Evergreen began managing certain limited functions of the Company's stations KBGG-FM, KNEW-AM and KABL-AM in San Francisco.

      On July 30, 1997, the Company entered into an agreement to acquire KXPK-FM in Denver from Evergreen Wireless LLC (which is unrelated to Evergreen) for $26.0 million in cash (including $1.7 million paid by the Company in escrow). The Company also entered into an agreement to operate KXPK-FM under a time brokerage agreement to be effective upon receipt of HSR Act approval. Although there can be no assurance, the Company expects that the acquisition will be completed in the first quarter of 1998, after completion of the Merger.

      On August 7, 1997, the Company and Evergreen announced that they had acquired, for $3.0 million, an option from Bonneville International Corporation ("Bonneville") to exchange Evergreen's station WTOP-AM in Washington, the Company's stations KZLA-FM in Los Angeles and WGMS-FM in Washington and $57.0 million of cash for Bonneville's stations WDBZ-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles. The option expires on December 31, 1997.

      On August 11, 1997, the Company completed the sale of WDRQ-FM in Detroit to Capital Cities/ABC for $37.0 million. The proceeds were used to repay borrowings under Chancellor's Interim Loan (as defined).

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

      The following summarizes the unaudited consolidated pro forma data as though the acquisitions of Shamrock Broadcasting Company, KIMN-FM and KALC-FM, Colfax, Omni and KSTE-AM, the dispositions of KTBZ-FM, WWWW-FM and WDFN-AM and the related financing transactions had occurred as of the beginning of 1996 (in thousands, except per share amounts):

                                                                SIX MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30, 1996               JUNE 30, 1997
                                                            -----------------------    ---------------------------
                                                            HISTORICAL    PRO FORMA    HISTORICAL        PRO FORMA
                                                            ----------    ---------    ----------        ---------
     Net revenue .........................................  $    70,068  $   109,422  $   128,942  $   131,149
     Loss before extraordinary loss ......................       (9,940)     (28,148)     (19,723)     (22,687)
     Net loss attributable to common stock................      (31,156)     (31,998)     (33,777)     (26,537)
     Loss before extraordinary loss per common share .....       (1.74)        (1.68)       (1.23)       (1.40)
     Net loss per common share ...........................       (2.05)        (1.68)       (1.79)       (1.40)


3.   LONG-TERM DEBT

      The Company's term and revolving credit facilities were refinanced on January 23, 1997, in conjunction with the acquisition of Colfax under a new bank credit agreement. In connection with the refinancing of the term and revolving loan facilities in January 1997, the Company incurred an extraordinary charge to write-off deferred finance costs of $4.6 million.

      On June 5, 1997, the Company closed on the tender offer for all $60.0 million of its outstanding 12 1/2% Senior Subordinated Notes for approximately $70.1 million, which included a premium. The redemption was funded through additional borrowings under the bank credit agreement and resulted in an extraordinary charge of $11.8 million.

      On June 24, 1997, the Company completed its private offering of $200.0 million of Chancellor Radio Broadcasting Company's 8 3/4% Senior Notes, which mature on June 15, 2007 and bear interest at 8.75% per annum. The proceeds were used to pay down borrowings under the bank credit agreement, which resulted in an extraordinary charge to write-off deferred finance costs of $1.4 million.

      On July 2, 1997, the Company entered into a restated credit agreement (the "Restated Credit Agreement") in order to finance the Chancellor Viacom Acquisition. The Restated Credit Agreement consists of a $400.0 million term loan facility and a $350.0 million revolving loan facility. Also, Chancellor received an interim loan of $170.0 million (the "Interim Loan"), the proceeds from which were contributed to Chancellor Radio Broadcasting in connection with the Viacom acquisition.

      The Restated Credit Agreement is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by the Company and (ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by the Company, excluding FCC licenses, leasehold interests in studio or office space and leasehold and partnership interests in tower or transmitter sites in which necessary consents to the granting of a security interest cannot be obtained without payments to any other party or on a timely basis. The Restated Credit Agreement is also guaranteed by the subsidiaries of Chancellor and Chancellor Radio Broadcasting, whose guarantees are collateralized by a first priority perfected pledge of the capital stock of Chancellor Radio Broadcasting. The term loan facility is due in increasing quarterly installments beginning in 1997 and matures in June 2004. All outstanding borrowings under the revolving facility mature in June 2004. The facilities bear interest at a rate equal to, at the Company's option, the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to either .375% or .250% per annum on the unused portion of the Revolving Facility, depending upon whether the Company's leverage ratio is equal to or greater than 4.5:1 or less than 4.5:1, respectively. The bank financing facilities which existed on June 30, 1997 accrued interest at the prime rate plus 1.00% (9.50%) on $11.9 million and the LIBOR rate plus 2.00% (7.6875%) on $135.4 million of borrowings.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

      The Interim Loan is an unsecured obligation of Chancellor and is due on the earlier of the consummation of the Merger or July 2, 1999. Outstanding borrowings under the Interim Loan bear interest at a rate equal to the three-month LIBOR plus an applicable margin rate beginning at 3.25% and increasing to 9.00% at various intervals during the loan period.

      Scheduled debt maturities for the Company's outstanding long-term debt under the Restated Credit Agreement as of July 2, 1997, after completion of the Chancellor Viacom Acquisition, for each of the next five calendar years and thereafter were as follows, in thousands:

              1997 ..........................................      $        --
              1998 ..........................................           20,000
              1999 ..........................................           50,000
              2000 ..........................................           60,000
              2001 ..........................................           60,000
              2002 ..........................................           70,000
              Thereafter ....................................          153,000
                                                                   -----------
                                                                   $   413,000
                                                                   ===========


4.   CAPITAL STRUCTURE

      During the first quarter of 1997, Chancellor completed a private placement of $110.0 million of newly authorized 7% Convertible Preferred Stock (the "Convertible Preferred Stock") and Chancellor Radio Broadcasting completed a private placement of $200.0 million of newly authorized 12% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock").

      Dividends on the Convertible Preferred Stock accrue from its date of issuance and are payable quarterly commencing April 15, 1997, at a rate per annum of 7% of the liquidation preference per share. The Convertible Preferred Stock is convertible at the option of the holder at any time after March 23, 1997, unless previously redeemed, into Class A Common Stock of Chancellor at a conversion price of $32.90 per share of Class A Common Stock, subject to adjustment in certain events. In addition, after January 19, 2000, the Company may, at its option, redeem the Convertible Preferred Stock, in whole or in part, at specified redemption prices plus accrued and unpaid dividends through the redemption date. Upon the occurrence of a change of control (as defined), Chancellor must, subject to certain conditions, offer to purchase all of the then outstanding shares of Convertible Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of purchase.

      Dividends on the Exchangeable Preferred Stock will accrue from the date of its issuance and will be payable semi-annually commencing July 15, 1997, at a rate per annum of 12% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to January 15, 2002 either in cash or in additional shares of Exchangeable Preferred Stock. The Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after January 15, 2002, at the redemption prices set forth herein, plus accrued and unpaid dividends to the date of redemption. In addition, prior to January 15, 2000, the Company may, at its option, redeem the Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices plus accrued and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least $150.0 million aggregate liquidation preference of Exchangeable Preferred Stock. The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on January 15, 2009, at a redemption price equal to 100% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption. Upon the occurrence of a Change of Control (as defined), the Company will, subject to certain conditions, offer to purchase all of the then outstanding shares of Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the repurchase date. In addition, prior to January 15, 1999, upon the occurrence of a Change of Control, the Company will have the option to redeem the Exchangeable Preferred Stock in whole but not in part at a redemption price equal to 112% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

will, with respect to dividend rights and rights on liquidation, rank junior to the Company's 12 1/4% Senior Cumulative Exchangeable Preferred Stock (the "Senior Exchangeable Preferred Stock"). Subject to certain conditions, the Exchangeable Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12% subordinated exchange debentures due 2009, including any such securities paid in lieu of cash interest.

      In addition to the accrued dividends discussed above, the recorded value of the Senior Exchangeable Preferred Stock and the Exchangeable Preferred Stock includes an amount for the accretion of the difference between the stock's fair value at date of issuance and its mandatory redemption amount, calculated using the effective interest method.


5.   INCOME TAXES

      Income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes, minority interest and extraordinary loss for the following reasons, dollars in thousands:

                                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------    -------------------------
                                                                    1996         1997             1996         1997
                                                                -----------  -----------      -----------   -----------

      U.S. federal income tax at statutory rate .............   $       507  $     2,269      $    (1,189)  $       587
      State income taxes, net of federal benefit ............            89          401             (210)          104
      Valuation allowance provided for loss carryforward
         generated during the current period ................           (59)          --            2,750            --
      Permanent difference ..................................            --        1,072               --         2,636
      Other .................................................           125          (15)             250            --
                                                                -----------  -----------      -----------   -----------
                                                                $       662  $     3,727      $     1,601   $     3,327
                                                                ===========  ===========      ===========   ===========

6.   SUBSEQUENT EVENT

      In July 1997, the Company incurred non-cash stock option and severance compensation of approximately $685,000 and $1.4 million, respectively, for terminations associated with the Merger. In addition, the Company paid $945,000 for a two year consulting and non-compete agreement which will be deferred and amortized over the related period.


7.   NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standard No. 128, "Earnings per Share" was issued in February 1997, which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The disclosure requirements of SFAS No. 128 will be effective for the Company's financial statements beginning with the annual report for 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

      Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued in June 1997, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The reporting and display requirements of SFAS No. 130 will be effective for the Company's financial statements beginning with the first quarterly report for 1998. Management does not believe that the implementation of SFAS 130 will have a material effect on its financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                     DECEMBER 31,       JUNE 30,
                                                                                        1996              1997
                                                                                     -----------       -----------
                                                       ASSETS
Current assets:
  Cash ......................................................................        $     3,789       $     5,889
  Accounts receivable, net of allowance for doubtful accounts
    of $1,024 and $1,182, respectively ......................................             46,585            63,576
  Prepaid expenses and other ................................................              2,754             2,887
                                                                                     -----------       -----------
       Total current assets .................................................             53,128            72,352
Restricted cash .............................................................             20,363            53,750
Property and equipment, net .................................................             49,123            69,581
Intangibles and other, net ..................................................            551,406           970,080
Deferred financing costs, net ...............................................             16,723            16,827
Deferred income tax benefit .................................................                 --             1,183
                                                                                     -----------       -----------
       Total assets .........................................................        $   690,743       $ 1,183,773
                                                                                     ===========       ===========

                                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ..........................................................        $     4,409       $     4,989
  Accrued liabilities .......................................................             12,530            16,248
  Accrued interest ..........................................................              6,869             5,702
  Current portion of long-term debt .........................................                400             1,928
                                                                                     -----------       -----------
       Total current liabilities ............................................             24,208            28,867
Long-term debt ..............................................................            354,914           545,335
Deferred income taxes........................................................              2,606                --
Other .......................................................................                802               997
                                                                                     -----------       -----------
       Total liabilities ....................................................            382,530           575,199
                                                                                     -----------       -----------

Redeemable senior cumulative exchangeable preferred stock , par value $.01 per share; 1,000,000 shares authorized, issued and outstanding, preference
   in liquidation of $117,670 ...............................................            107,222           114,271

Redeemable cumulative exchangeable preferred stock, par value $.01 per share;
   none and 3,600,000 shares authorized, respectively, none and 2,000,000 shares issued and outstanding, respectively,
   preference in liquidation of $210,774 ....................................                 --           202,891

Common stockholder's equity:
  Common stock, par value $.01 per share, 2,000 shares authorized, 1,000
    shares issued and outstanding ...........................................                  1                 1
  Additional paid-in capital ................................................            219,519           322,216
  Accumulated deficit .......................................................            (18,529)          (30,805)
                                                                                     -----------       -----------
       Total common stockholder's equity ....................................            200,991           291,412
                                                                                     -----------       -----------
       Total liabilities and stockholder's equity ...........................        $   690,743       $ 1,183,773
                                                                                     ===========       ===========


   The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------   -------------------------
                                                                    1996             1997          1996         1997
                                                                -----------      -----------   -----------   -----------

Gross broadcasting revenues ................................    $    50,759      $    83,538   $    79,848   $   147,015
Less agency commissions ....................................          6,333           10,450         9,780        18,073
                                                                -----------      -----------   -----------   -----------
       Net revenues ........................................         44,426           73,088        70,068       128,942
                                                                -----------      -----------   -----------   -----------

Operating expenses:
  Programming, technical and news ..........................          7,865           12,829        13,010        26,700
  Sales and promotion ......................................         12,367           20,785        19,310        36,748
  General and administrative ...............................          6,002            8,051        10,405        16,404
  Depreciation and amortization ............................          5,148            8,605         9,675        16,714
  Corporate expenses .......................................            832            2,222         1,839         3,934
  Merger expense ...........................................             --              459            --         2,515
  Stock option compensation ................................            950              950         1,900         1,900
                                                                -----------      -----------   -----------   -----------
                                                                     33,164           53,901        56,139       104,915
                                                                -----------      -----------   -----------   -----------
       Income from operations ..............................         11,262           19,187        13,929        24,027

Other (income) expense:
  Interest expense .........................................          9,680           12,488        17,327        23,908
  Other, net ...............................................             92               25            98        (1,607)
                                                                -----------      -----------   -----------   -----------
       Income (loss) before provision for income taxes
         and extraordinary loss ............................          1,490            6,674        (3,496)        1,726
Provision for income taxes .................................            662            3,727         1,601         3,327
                                                                -----------      -----------   -----------   -----------
       Income (loss) before extraordinary loss .............            828            2,947        (5,097)       (1,601)
Extraordinary loss on early extinguishment of debt, net of
    income tax benefit .....................................             --            7,926         4,646        10,675
                                                                -----------      -----------   -----------   -----------
       Net income (loss) ...................................            828           (4,979)       (9,743)      (12,276)
Loss on repurchase of preferred stock ......................             --               --        16,570            --
Dividends and accretion on preferred stock .................          3,183            9,987         4,843        18,122
                                                                -----------      -----------   -----------   -----------

       Net loss attributable to common stock ...............    $    (2,355)     $   (14,966)  $   (31,156)  $   (30,398)
                                                                ===========      ===========   ===========   ===========


   The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                             (DOLLARS IN THOUSANDS)


                                                                       ADDITIONAL
                                                     COMMON STOCK        PAID-IN      ACCUMULATED
                                                  SHARES     AMOUNT      CAPITAL        DEFICIT           TOTAL
                                                  ------     ------    ----------     -----------         -----
Balance, January 1, 1997.....................        1,000   $    1    $   219,519   $  (18,529)       $ 200,991
Dividends and accretion on preferred
   stock.....................................           --       --        (18,122)          --          (18,122)
Capital contributions, net ..................           --       --        120,819           --          120,819
Net loss ....................................           --       --             --      (12,276)         (12,276)
                                                 ---------   ------    -----------   ----------        ---------

Balance, June 30, 1997 ......................        1,000   $    1    $   322,216   $  (30,805)       $ 291,412
                                                 =========   ======    ===========   ===========       =========


   The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                  --------------------------------
                                                                                      1996               1997
                                                                                  -------------     --------------

Cash flows from operating activities:
  Net loss ..................................................................     $      (9,743)    $      (12,276)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...........................................             9,675             16,714
    Amortization of deferred financing costs.................................             1,393              1,236
    Stock option compensation ...............................................             1,900              1,900
    Deferred income taxes ...................................................             1,539              3,327
    Gain on disposition of stations .........................................                --             (1,409)
    Extraordinary loss ......................................................             4,646             10,675
    Changes in assets and liabilities, net of the effects of acquired businesses:
      Accounts receivable ...................................................            (2,734)            (3,741)
      Prepaids and other ....................................................            (1,380)               365
      Accounts payable ......................................................               (87)              (806)
      Accrued liabilities ...................................................               (66)             1,564
      Accrued interest ......................................................             4,243             (1,167)
                                                                                  -------------     --------------
        Net cash provided by operating activities ...........................             9,488             16,382
                                                                                  -------------     --------------
Cash flows from investing activities:
  Purchases of broadcasting properties ......................................          (406,140)          (582,383)
  Dispositions of broadcasting properties ...................................                --            103,259
  Purchases of other property and equipment .................................            (1,374)            (3,690)
                                                                                  -------------     --------------
        Net cash used in investing activities ...............................          (407,514)          (482,814)
                                                                                  -------------     --------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ..................................           277,628            417,632
  Proceeds from borrowings under revolving debt facility ....................            46,764            255,441
  Repayments of long-term debt ..............................................           (90,885)          (342,856)
  Repayments of borrowings under revolving debt facility ....................           (68,432)          (157,399)
  Issuances of preferred stock ..............................................           175,119            191,817
  Repurchase of preferred stock .............................................           (95,462)                --
  Additional capital contributions ..........................................           155,475            105,672
  Distribution of additional paid in capital ................................            (1,038)            (1,775)
  Payment of preferred stock dividends ......................................              (506)                --
                                                                                  -------------     --------------
        Net cash provided by financing activities ...........................           398,663            468,532
                                                                                  -------------     --------------
        Net increase in cash ................................................               637              2,100
Cash, at beginning of period ................................................             1,314              3,789
                                                                                  -------------     --------------
Cash, at end of period ......................................................     $       1,951     $        5,889
                                                                                  =============     ==============


   The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Chancellor Radio Broadcasting Company ("Chancellor Radio Broadcasting") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Chancellor Radio Broadcasting is a direct subsidiary of Chancellor Broadcasting Company ("Chancellor"). Certain prior year amounts have been reclassified to conform with the current year's presentation, which had no effect on net income or stockholder's equity.

2.   ACQUISITIONS AND DISPOSITIONS

      On January 23, 1997, the Company acquired substantially all the assets and certain liabilities of Colfax Communications, Inc. and its affiliates ("Colfax") for an aggregate price of $383.7 million. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition was accounted for as a purchase. Pursuant to the acquisition agreement, at December 31, 1996 the Company had $20.4 million of cash in a restricted escrow account which was remitted to Colfax at closing. On January 29, 1997, the Company entered into an agreement to sell WMIL-FM and WOKY-AM, Milwaukee stations acquired in this transaction, to Clear Channel Radio, Inc. for $41.3 million in cash. Accordingly, theses stations were recorded as assets held for sale with no results of operations or gain or loss recognized. Interest capitalized on this investment amounted to $580,000. The disposition of these stations was completed on March 31, 1997.

      The acquisition is summarized as follows (in thousands):

    Assets acquired and liabilities assumed:
      Accounts receivable, net................................ $     13,234
      Prepaid and other assets................................          470
      Property and equipment..................................       14,624
      Goodwill and other intangibles..........................      317,894
      Other noncurrent assets.................................           46
      Assets held for sale....................................       41,253
      Accrued liabilities.....................................       (3,821)
                                                               ------------
                                                               $    383,700
                                                               ============

      On January 31, 1997, the Company completed the sale of WWWW-FM and WDFN-AM in Detroit to Evergreen Media Corporation ("Evergreen") for $30.0 million in cash. The pre-tax gain of $1.4 million is included in other income.

      On February 13, 1997, the Company acquired substantially all the assets and certain liabilities of OmniAmerica Group ("Omni") for $166.0 million of cash and $15.0 million of Chancellor Class A Common Stock. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition was accounted for as a purchase.

      The acquisition is summarized as follows (in thousands):

    Assets acquired and liabilities assumed:
      Property and equipment.................................. $       9,209
      Goodwill and other intangibles..........................       171,837
                                                               -------------
                                                               $     181,046
                                                               =============

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

      On February 19, 1997, Chancellor and Chancellor Radio Broadcasting entered into an agreement to merge with Evergreen in a stock-for-stock transaction (the "Merger"), with Evergreen remaining as the surviving corporation. Pursuant to the agreement, shareholders of the Company's common stock will receive 0.9091 shares of Evergreen's common stock. Consummation of the merger is subject to shareholder approval and certain other closing conditions including regulatory approval. The Company has incurred certain costs related to the Merger which have been expensed in the period incurred.

      On February 19, 1997, the Company and Evergreen entered into a joint purchase agreement whereby in the event that consummation of the stock purchase agreement between Evergreen and Viacom International, Inc. ("Viacom") occurred prior to the consummation of the Merger, the Company would be required to purchase the Viacom subsidiaries which own four of the ten Viacom stations for $480.0 million, plus net working capital, and Evergreen would be required to purchase the Viacom subsidiaries which own six of the ten Viacom stations for $595.0 million, plus net working capital. On July 2, 1997, the Company acquired KIBB-FM and KYSR-FM in Los Angeles, WLIT-FM in Chicago and WDRQ-FM in Detroit from Viacom for approximately $489.8 million, plus various other direct acquisition costs (the "Chancellor Viacom Acquisition").

      On March 24, 1997, the Company exchanged the West Palm Beach stations acquired from Omni for one AM station in Sacramento and approximately $33.0 million in cash from American Radio Systems Corporation (the "American Radio Exchange").

      On July 7, 1997, the Company entered into a time brokerage agreement with Evergreen whereby Evergreen began managing certain limited functions of the Company's station in San Francisco which broadcasts on frequency 94.9 (formerly KSAN-FM).

      On July 21, 1997, the Company entered into a time brokerage agreement with Evergreen whereby Evergreen began managing certain limited functions of the Company's stations KBGG-FM, KNEW-AM and KABL-AM in San Francisco.

      On July 30, 1997, the Company entered into an agreement to acquire KXPK-FM in Denver from Evergreen Wireless LLC (which is unrelated to Evergreen) for $26.0 million in cash (including $1.7 million paid by the Company in escrow). The Company also entered into an agreement to operate KXPK-FM under a time brokerage agreement to be effective upon receipt of HSR Act approval. Although there can be no assurance, the Company expects that the acquisition will be completed in the first quarter of 1998, after completion of the Merger.

      On August 7, 1997, the Company and Evergreen announced that they had acquired, for $3.0 million, an option from Bonneville International Corporation ("Bonneville") to exchange Evergreen's station WTOP-AM in Washington, the Company's stations KZLA-FM in Los Angeles and WGMS-FM in Washington and $57.0 million of cash for Bonneville's stations WDBZ-FM in New York, KLDE-FM in Houston and KBIG-FM in Los Angeles. The option expires on December 31, 1997.

      On August 11, 1997, the Company completed the sale of WDRQ-FM in Detroit to Capital Cities/ABC for $37.0 million. The proceeds were distributed to Chancellor as a return of capital and used to repay borrowings under Chancellor's Interim Loan (as defined).

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

      The following summarizes the unaudited consolidated pro forma data as though the acquisitions of Shamrock Broadcasting Company, KIMN-FM and KALC-FM, Colfax, Omni and KSTE-AM, the dispositions of KTBZ-FM, WWWW-FM and WDFN-AM and the related financing transactions had occurred as of the beginning of 1996 (in thousands, except per share amounts):

                                                               SIX MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30, 1996            JUNE 30, 1997
                                                            --------------------     ---------------------
                                                            HISTORICAL  PRO FORMA    HISTORICAL  PRO FORMA
                                                            ----------  ---------    ----------  ---------
     Net revenue .........................................  $ 70,068    $109,422     $128,942    $131,149
     Loss before extraordinary loss ......................    (5,097)     (9,428)      (1,601)     (1,687)
     Net loss attributable to common stock................   (31,156)    (28,148)     (30,398)    (22,687)

3.   LONG-TERM DEBT

      The Company's term and revolving credit facilities were refinanced on January 23, 1997, in conjunction with the acquisition of Colfax under a new bank credit agreement. In connection with the refinancing of the term and revolving loan facilities in January 1997, the Company incurred an extraordinary charge to write-off deferred finance costs of $4.6 million.

      On June 5, 1997, the Company closed on the tender offer for all $60.0 million of its outstanding 12 1/2% Senior Subordinated Notes for approximately $70.1 million, which included a premium. The redemption was funded through additional borrowings under the bank credit agreement and resulted in an extraordinary charge of $11.8 million.

      On June 24, 1997, the Company completed its private offering of $200.0 million of Chancellor Radio Broadcasting Company's 8 3/4% Senior Notes, which mature on June 15, 2007 and bear interest at 8.75% per annum. The proceeds were used to repay borrowings under the bank credit agreement, which resulted in an extraordinary charge to write-off deferred finance costs of $1.4 million.

      On July 2, 1997, the Company entered into a restated credit agreement (the "Restated Credit Agreement") in order to finance the Chancellor Viacom Acquisition. The Restated Credit Agreement consists of a $400.0 million term loan facility and a $350.0 million revolving loan facility. Also, Chancellor received an interim loan of $170.0 million (the "Interim Loan"), the proceeds from which were contributed to Chancellor Radio Broadcasting in connection with the Viacom acquisition.

      The Restated Credit Agreement is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by the Company and (ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by the Company, excluding FCC licenses, leasehold interests in studio or office space and leasehold and partnership interests in tower or transmitter sites in which necessary consents to the granting of a security interest cannot be obtained without payments to any other party or on a timely basis. The Restated Credit Agreement is also guaranteed by the subsidiaries of Chancellor and Chancellor Radio Broadcasting, whose guarantees are collateralized by a first priority perfected pledge of the capital stock of Chancellor Radio Broadcasting. The term loan facility is due in increasing quarterly installments beginning in 1997 and matures in June 2004. All outstanding borrowings under the revolving facility mature in June 2004. The facilities bear interest at a rate equal to, at the Company's option, the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to either .375% or .250% per annum on the unused portion of the Revolving Facility, depending upon whether the Company's leverage ratio is equal to or greater than 4.5:1 or less than 4.5:1, respectively. The bank financing facilities which existed on June 30, 1997 accrued interest at the prime rate plus 1.00% (9.50%) on $11.9 million and the LIBOR rate plus 2.00% (7.6875%) on $135.4 million of borrowings.

      The Interim Loan is an unsecured obligation of Chancellor and is due on the earlier of the consummation of the Merger or July 2, 1999. Outstanding borrowings under the Interim Loan bear interest at a rate equal to the

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


three-month LIBOR plus an applicable margin rate beginning at 3.25% and increasing to 9.00% at various intervals during the loan period.

      Scheduled debt maturities for the Company's outstanding long-term debt under the Restated Credit Agreement as of July 2, 1997, after completion of the Chancellor Viacom Acquisition, for each of the next five calendar years and thereafter were as follows, in thousands:

         1997 ......................................  $        --
         1998 ......................................       20,000
         1999 ......................................       50,000
         2000 ......................................       60,000
         2001 ......................................       60,000
         2002 ......................................       70,000
         Thereafter ................................      153,000
                                                      -----------
                                                      $   413,000
                                                      ===========

4.   CAPITAL STRUCTURE

      During the first quarter of 1997, Chancellor completed a private placement of $110.0 million of newly authorized 7% Convertible Preferred Stock (the "Convertible Preferred Stock") and Chancellor Radio Broadcasting completed a private placement of $200.0 million of newly authorized 12% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock").

      Dividends on the Convertible Preferred Stock accrue from its date of issuance and are payable quarterly commencing April 15, 1997, at a rate per annum of 7% of the liquidation preference per share. The Convertible Preferred Stock is convertible at the option of the holder at any time after March 23, 1997, unless previously redeemed, into Class A Common Stock of Chancellor at a conversion price of $32.90 per share of Class A Common Stock, subject to adjustment in certain events. In addition, after January 19, 2000, the Company may, at its option, redeem the Convertible Preferred Stock, in whole or in part, at specified redemption prices plus accrued and unpaid dividends through the redemption date. Upon the occurrence of a change of control (as defined), Chancellor must, subject to certain conditions, offer to purchase all of the then outstanding shares of Convertible Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of purchase.

      Dividends on the Exchangeable Preferred Stock will accrue from the date of its issuance and will be payable semi-annually commencing July 15, 1997, at a rate per annum of 12% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to January 15, 2002 either in cash or in additional shares of Exchangeable Preferred Stock. The Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after January 15, 2002, at the redemption prices set forth herein, plus accrued and unpaid dividends to the date of redemption. In addition, prior to January 15, 2000, the Company may, at its option, redeem the Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices plus accrued and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least $150.0 million aggregate liquidation preference of Exchangeable Preferred Stock. The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on January 15, 2009, at a redemption price equal to 100% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption. Upon the occurrence of a Change of Control (as defined), the Company will, subject to certain conditions, offer to purchase all of the then outstanding shares of Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the repurchase date. In addition, prior to January 15, 1999, upon the occurrence of a Change of Control, the Company will have the option to redeem the Exchangeable Preferred Stock in whole but not in part at a redemption price equal to 112% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock will, with respect to dividend rights and rights on liquidation, rank junior to the Company's 12 1/4% Senior Cumulative Exchangeable Preferred Stock (the "Senior Exchangeable Preferred Stock"). Subject to certain conditions, the Exchangeable Preferred Stock is exchangeable in whole, but not in part, at

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


the option of the Company, on any dividend payment date for the Company's 12% subordinated exchange debentures due 2009, including any such securities paid in lieu of cash interest.

      In addition to the accrued dividends discussed above, the recorded value of the Senior Exchangeable Preferred Stock and the Exchangeable Preferred Stock includes an amount for the accretion of the difference between the stock's fair value at date of issuance and its mandatory redemption amount, calculated using the effective interest method.


5.   INCOME TAXES

      Income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes and extraordinary loss for the following reasons, dollars in thousands:

                                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                    1996           1997             1996         1997
                                                                -----------    -----------      -----------   -----------
      U.S. federal income tax at statutory rate .............   $       507    $     2,269      $    (1,189)  $       587
      State income taxes, net of federal benefit ............            89            401             (210)          104
      Valuation allowance provided for loss carryforward
         generated during the current period ................           (59)            --            2,750            --
      Permanent difference ..................................            --          1,072               --         2,636
      Other .................................................           125            (15)             250            --
                                                                -----------    -----------      -----------   -----------
                                                                $       662    $     3,727      $     1,601   $     3,327
                                                                ===========    ===========      ===========   ===========

6.   SUBSEQUENT EVENT

      In July 1997, the Company incurred non-cash stock option and severance compensation of approximately $685,000 and $1.4 million, respectively, for terminations associated with the Merger. In addition, the Company paid $945,000 for a two year consulting and non-compete agreement which will be deferred and amortized over the related period.


7.   NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standard No. 128, "Earnings per Share" was issued in February 1997, which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The disclosure requirements of SFAS No. 128 will be effective for the Company's financial statements beginning with the annual report for 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

      Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" was issued in June 1997, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The reporting and display requirements of SFAS No. 130 will be effective for the Company's financial statements beginning with the first quarterly report for 1998. Management does not believe that the implementation of SFAS 130 will have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

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

      The Company has grown largely through acquisitions, as well as through internally generated growth. Upon completion of the pending transactions, excluding the Merger, the Company will own and operate 55 radio stations serving the following markets: New York, New York; Nassau-Suffolk (Long Island), New York; Los Angeles, California; San Francisco, California; Washington, D.C.; Atlanta, Georgia; Riverside-San Bernardino, California; Minneapolis-St. Paul, Minnesota; Phoenix, Arizona; Pittsburgh, Pennsylvania; Denver, Colorado; Cincinnati, Ohio; Sacramento, California; Chicago, Illinois; and Orlando, Florida. The Company cannot currently predict whether it will be able to consummate all of its pending transactions; the closing of each of such transactions is subject to FCC approval, and other governmental approvals, which are beyond the Company's control, and there can be no assurance when those transactions will be completed or that they will be completed on the terms described herein, or at all.

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

RESULTS OF OPERATIONS

      The Company's acquisitions, including the Shamrock Acquisition in February 1996, the Denver Exchange in July 1996, the acquisition of WKYN-AM in November 1996, the acquisition of 12 stations from Colfax Communications in January 1997, the acquisition of 8 stations from OmniAmerica Radio Group (the "Omni Acquisition") in February 1997, and the American Radio Exchange in March 1997, have all been accounted for using the purchase method of accounting. In addition, pursuant to local marketing agreements the Company began managing stations WBAB-FM, WBLI-FM, WGBB-AM and WHFM-FM in Nassau-Suffolk, New York and stations WOMX-FM, WXXL-FM and WJHM-FM in Orlando, Florida effective July 1, 1996, and station KSTE-AM in Rancho Cordova, California effective August 1, 1996. As a result of the acquisition, disposition and exchange activity and the local marketing agreements, the Company's results of operations are not directly comparable from period to period.

   Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

      Net revenues increased 64.5% to $73.1 million for the three months ended June 30, 1997 from $44.4 million for the same period in 1996. Station operating expenses increased 58.8% to $41.7 million for the three months ended June 30, 1997 from $26.2 million for the same period in 1996. The majority of these increases were due to the acquisitions of Colfax Communications, OmniAmerica Group, and various operating agreements with SFX Broadcasting and American Radio Systems.

      Depreciation and amortization increased 67.2% to $8.6 million for the three months ended June 30, 1997 from $5.1 million for the same period in 1996. Corporate expenses increased to $2.2 million for the three months ended June 30, 1997 from $0.8 million for the same period in 1996, as a result of additional personnel and overhead costs associated with the acquisitions of Shamrock Broadcasting, Colfax Communications, OmniAmerica Group, KIMN-FM and KALC-FM, and various operating agreements with Secret Communications, SFX Broadcasting and American Radio Systems. Interest expense increased 29.0% to $12.5 million from $9.6 million for the same period in 1996. These increases were primarily attributable to the acquisitions mentioned above and the resulting change in the capital structure from their financing.

      During the second quarter of 1995, the Company developed an estimate of the fair value of its outstanding stock options in the amount of $19.0 million. Based upon this estimate and the applicable vesting periods, the Company recognized approximately $1.0 million of non-cash stock option compensation expense during the second quarter of both years.

      Dividends and accretion on preferred stock of its subsidiary increased substantially to $9.9 million for the three months ended June 30, 1997 from $3.2 million for the same period in 1996. The majority of this increase is the result of the prior year preferred stock being outstanding for the entire current year period and the issuance of $200.0 million of new preferred stock of its subsidiary in January 1997.

      As a result of the foregoing, income from operations increased 70.4% to $19.2 million, including $0.5 million of merger expense, for the three months ended June 30, 1997 from $11.3 million for the same period in 1996. The Company had a net loss of $15.0 million compared with a net loss of $2.4 million for the same period in 1996.

      Broadcast cash flow increased 72.7% to $31.4 million for the three months ended June 30, 1997 from $18.2 million for the same period in 1996. Broadcast cash flow as a percentage of net revenues increased to 43.0% for the 1997 period from 40.9% for the 1996 period. These changes were primarily the result of the acquisitions and exchange activity discussed above.

   Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

      Net revenues increased 84.0% to $128.9 million for the six months ended June 30, 1997 from $70.1 million for the same period in 1996. Station operating expenses increased 86.9% to $79.9 million for the six months ended June 30, 1997 from $42.7 million for the same period in 1996. The majority of these increases were due to the acquisitions of Shamrock Broadcasting, Colfax Communications, OmniAmerica Group, KIMN-FM and KALC-FM, and various operating agreements with Secret Communications, SFX Broadcasting and American Radio Systems.

      Depreciation and amortization increased 72.8% to $16.7 million for the first six months of 1997 from $9.7 million for the same period in 1996. Corporate expenses increased to $3.9 million for the first six months of 1997 from $1.8 million for the same period in 1996, as a result of additional personnel and overhead costs associated with the acquisitions of Shamrock Broadcasting, Colfax Communications, OmniAmerica Group, KIMN-FM and KALC-FM, and various operating agreements with Secret Communications, SFX Broadcasting and American Radio Systems. Interest expense increased 38.0% to $23.9 million from $17.3 million for the same period in 1996. These increases were primarily attributable to the acquisitions mentioned above and the resulting change in the capital structure from their financing.

      During the second quarter of 1995, the Company developed an estimate of the fair value of its outstanding stock options in the amount of $19.0 million. Based upon this estimate and the applicable vesting periods, the Company recognized $1.9 million of non-cash stock option compensation expense during the first six months of both years.

      Dividends and accretion on preferred stock of its subsidiary increased substantially to $18.1 million for the first six months of 1997 from $4.8 million for the same period in 1996. The majority of this increase is the result of the prior year preferred stock being outstanding for the entire current year period and the issuance of $200.0 million of new preferred stock of its subsidiary in January 1997. During the first quarter of 1996, the Company incurred a one-time loss of $16.6 million on the repurchase of preferred stock of its subsidiary.

      As a result of the foregoing, income from operations increased 72.5% to $24.0 million, including $2.5 million of merger expense, for the first six months of 1997 from $13.9 million for the same period in 1996. The Company had a net loss of $30.4 million compared with a net loss of $14.6 million for the same period in 1996.

      Broadcast cash flow increased 79.5% to $49.1 million for the six months ended June 30, 1997 from $27.3 million for the same period in 1996. Broadcast cash flow as a percentage of net revenues were consistent for both periods. These changes were primarily the result of the acquisitions and exchange activity discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      On July 2, 1997, the Company acquired four radio properties from Viacom, for approximately $489.8 million, plus various other direct acquisition costs. The acquisition was financed with the $53.8 million restricted cash deposit, and the proceeds from Chancellor's Interim Loan and the Company's Restated Credit Agreement (Note 3). The proceeds from the sale of WDRQ-FM in Detroit to Disney/ABC Radio for $37.0 million were used to repay borrowings under Chancellor's Interim Loan.

      As a result of the financing of its acquisitions, the Company has a substantial amount of long-term indebtedness, and for the foreseeable future, principal and interest payments under the Company's credit agreement and interest payments under the Company's outstanding subordinated notes will be the Company's principal uses of cash. In addition to debt service requirements under the Company's credit agreement, the Company will require $36.3 million per annum to pay interest on the subordinated notes. The senior exchangeable preferred stock does not require the payment of cash dividends through May 14, 2001. Similarly, the exchangeable preferred stock does not require cash dividends through April 14, 2002, although Chancellor Radio Broadcasting will issue additional shares of exchangeable preferred stock in lieu of cash dividends. The convertible preferred stock will require cash dividends of $7.0 million per year, plus any additional dividends which accrue pursuant to the registration rights agreement. Because Chancellor is a holding company with no assets other than the common stock of Chancellor Radio Broadcasting, Chancellor will rely on dividends from Chancellor Radio Broadcasting, to permit Chancellor to pay cash dividends in full on the convertible preferred stock. The Company's Restated Credit Agreement, the indentures, the Senior Exchangeable Preferred Certificate of Designations and the terms of the Exchangeable Preferred Stock generally will limit but will not prohibit Chancellor Radio Broadcasting, from paying such dividends.

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

      Net cash provided by operating activities was $16.4 million and $9.5 million for the six months ended June 30, 1997 and 1996, respectively. Changes in the Company's net cash provided by operation activities are primarily the result of the Company's completed acquisitions and station operating agreements entered into during the periods.

      Net cash used in investing activities was $482.8 million and $407.5 million for the six months ended June 30, 1997 and 1996, respectively. Net cash provided by financing activities was $468.5 million and $398.7 million for the six months ended June 30, 1997 and 1996, respectively. These cash flows primarily reflect the borrowings, capital contributions and expenditures for station acquisitions, dispositions and swaps.

                           PART II OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

   (a)    EXHIBITS

  EXHIBIT
    NO.                       DESCRIPTION OF DOCUMENT

   2.1 Asset Purchase Agreement, dated as of April 11, 1997, between Chancellor Radio Broadcasting Company and ABC, Inc. *

   2.2 Merger Agreement, dated as of July 14, 1997, among Chancellor Broadcasting Company, Evergreen Media Corporation, Morris Acquisition Corporation and Katz Media Group, Inc. (1)

   2.3 Joint Bidding Agreement, dated as of July 14, 1997, between Chancellor Broadcasting Company and Evergreen Media Corporation (1)

   2.4 Stockholder Tender Agreement, dated as of July 14, 1997, among Chancellor Broadcasting Company, Evergreen Media Corporation, Morris Acquisition Corporation and certain stockholders of Katz Media Group, Inc. (1)

   2.5 Management Tender Agreement, dated as of July 14, 1997, among Chancellor Broadcasting Company, Evergreen Media Corporation, Morris Acquisition Corporation and certain stockholders of Katz Media Group, Inc. (1)

   2.6 Amended and Restated Merger Agreement, dated as of July 31, 1997, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company, Evergreen Media Corporation, Evergreen Mezzanine Holdings Corporation and Evergreen Media Corporation of Los Angeles (2)

   3.7 Second Restated Certificate of Incorporation of Chancellor Broadcasting Company, as amended (3)

   3.8 Certificate of Incorporation of Chancellor Radio Broadcasting Company, as amended (4)

   3.9 Certificate of Incorporation of Chancellor Broadcasting Licensee Company (5)

   3.10   Second Restated Bylaws of Chancellor Broadcasting Company (3)

   3.11   Bylaws of Chancellor Radio Broadcasting Company, as amended (5)

   3.12   Bylaws of Chancellor Broadcasting Licensee Company (5)

   3.13 Certificate of Designations for the 12 1/4% Series A Senior Cumulative Exchangeable Preferred Stock of Chancellor Radio Broadcasting Company
          (6)

   3.14 Certificate of Designations for the 12% Exchangeable Preferred Stock of Chancellor Radio Broadcasting Company (7)

   3.15 Certificate of Designations for the 7% Convertible Preferred Stock of Chancellor Broadcasting Company (8)

   4.16 Indenture, dated as of February 14, 1996, governing the outstanding 9 3/8% Senior Subordinated Notes due 2004 (9)

   4.17 First Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated February 14, 1996, governing the 9 3/8% Senior
         Subordinated Notes due 2004 (3)

   4.18 Indenture, dated as of February 26, 1996, governing the 12 1/4% Subordinated Exchange Debentures due 2008 (3)

   4.19 Indenture, dated as of January 23, 1997, governing the 12% Subordinated Exchange Debentures due 2009 (7)

  EXHIBIT
    NO.                        DESCRIPTION OF DOCUMENT

   4.5 Second Supplemental Indenture, dated as of April 15, 1997, to the Indenture dated February 14, 1996, governing the 9 3/8% Senior Subordinated Notes due 2004 (10)

   4.6 Indenture, dated as of June 24, 1996, governing the 83/4% Senior Subordinated Notes due 2007 (11)

  10.7 Amended and Restated Credit Agreement, dated as of February 14, 1996 and amended and restated as of January 23, 1997 and further amended and restated as of July 2, 1997, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company, Various Banks, Goldman Sachs Credit Partners L.P., as documentation agent, NationsBank of Texas, N.A., as syndication agent, Toronto Dominion (Texas), Inc., as syndication agent, and Bankers Trust Company, as managing agent and arranger (11)

  10.8 Senior Credit Agreement, dated as of June 26, 1997, among Chancellor Broadcasting Company, as borrower, the lenders named therein, and Bankers Trust New York Corporation, as agent (11)

   11.1 Statement RE Computation of Per Share Earnings for Chancellor Broadcasting Company *

   27.1   Financial Data Schedule for Chancellor Broadcasting Company *

   27.2   Financial Data Schedule for Chancellor Radio Broadcasting Company *

   27.3   Financial Data Schedule for Chancellor Broadcasting Licensee Company *

------------------------------
    *     Filed herewith.

   (1) Incorporated by reference to the Schedule 14D-1 of Chancellor Broadcasting Company, Evergreen Media Corporation and Morris Acquisition Corporation with respect to the common stock of Katz Media Group, Inc., filed with the Securities and Exchange Commission on July 18, 1997.

   (2) Incorporated by reference to the Form S-4 of Evergreen Media Corporation, as filed with the Securities and Exchange Commission on August 1, 1997.

   (3) Incorporated by reference to the Annual Report on Form 10-K of Chancellor Broadcasting Company (File No. 0-27726), Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal year ended December 31, 1995.

   (4) Incorporated by reference to the Annual Report on Form 10-K of Chancellor Broadcasting Company (File No. 0-27726), Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal year ended December 31, 1996.

   (5) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-80534) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.

   (6) Incorporated by reference to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company (File No. 0-27726) for the fiscal quarter ended September 30, 1996.

   (7) Incorporated by reference to the Form 8-K filed by Chancellor Radio Broadcasting Company (File No. 33-98334) on February 6, 1997.

   (8) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) on February 6, 1997.

   (9) Incorporated by reference from the Form 8-K of Chancellor Broadcasting Company (File No. 0-27726) and Chancellor Radio Broadcasting Company (File No. 33-98334) as filed with the Securities and Exchange Commission on February 29, 1996.

   (10) Incorporated by reference from the Form 10-Q filed by Chancellor Broadcasting (File No. 0-27726), Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal quarter ended March 31, 1997.

   (11) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) and Chancellor Radio Broadcasting Company on July 17, 1997.

   (b)    REPORTS ON FORM 8-K.

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on May 13, 1997, by Chancellor Radio Broadcasting Company reporting the commencement of a tender offer for its outstanding 12 1/2% Senior Subordinated Notes due 2004 ("12 1/2% Notes") and reporting certain pro forma financial information contained in the tender offer materials that were mailed to the holders of the 12 1/2% Notes.

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 4, 1997 on behalf of Chancellor Broadcasting Company which included the audited financial statements of Colfax Communications, Inc. and its affiliates ("Colfax") as of December 31, 1994, 1995 and 1996, and for each of the three years ended December 31, 1996, and the audited financial statements as of December 31, 1995 and 1996, and for each of the three years ended December 31, 1996 and the unaudited financial statements as of March 31, 1997 and for the three months ended March 31, 1996 and 1997 for KYSR Inc. and KIBB Inc., WLIT Inc. and WDRQ Inc., which were subsequently acquired from Viacom International, Inc.

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 25, 1997 on behalf of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company reporting the private offering and sale by Chancellor Radio Broadcasting Company of $200,000,000 aggregate principal amount of its 8 3/4% Senior Subordinated Notes due 2007. In addition, the report contained pro forma condensed statements of operations for the year ended December 31, 1996 and for the three months ended March 31, 1997, and a pro forma condensed balance sheet as of March 31, 1997, that were included in the final offering memorandum relating to the offering.

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on July 17, 1997 on behalf of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company reporting the acquisitions by Chancellor Radio Broadcasting Company of all of the issued and outstanding capital stock of certain subsidiaries of Viacom International, Inc. for an aggregate purchase price of $480.0 million, plus approximately $9.8 million of working capital. These subsidiaries own and operate the assets involved in the operation of four radio broadcast stations. In connection with the acquisitions, Chancellor Radio Broadcasting Company entered into an amended and restated credit agreement as of July 2, 1997, which provides for aggregate borrowings of up to $750.0 million. In addition, Chancellor Broadcasting Company entered into a senior credit agreement as of June 26, 1997, that provides for aggregate borrowings of up to $170.0 million, which were received by Chancellor Broadcasting Company on July 2, 1997, and the net proceeds were contributed to the capital of Chancellor Radio Broadcasting Company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and each co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CHANCELLOR BROADCASTING COMPANY
                                                AND EACH CO-REGISTRANT



Date: August 14, 1997                       By  / s / Eric W. Neumann
                                               -----------------------------
                                               Eric W. Neumann
                                               Senior Vice President -- Finance
                                               (Duly Authorized Officer and
                                               Principal Financial and
                                               Accounting Officer of Registrant
                                               and each co-registrant)

                                 EXHIBIT INDEX


  EXHIBIT
    NO.                    DESCRIPTION OF DOCUMENT
  -------                  -----------------------

   2.1    Asset Purchase Agreement, dated as of April 11, 1997, between
          Chancellor Radio Broadcasting Company and ABC, Inc. *

   2.2    Merger Agreement, dated as of July 14, 1997, among Chancellor
          Broadcasting Company, Evergreen Media Corporation, Morris Acquisition
          Corporation and Katz Media Group, Inc. (1)

   2.3    Joint Bidding Agreement, dated as of July 14, 1997, between Chancellor
          Broadcasting Company and Evergreen Media Corporation (1)

   2.4    Stockholder Tender Agreement, dated as of July 14, 1997, among
          Chancellor Broadcasting Company, Evergreen Media Corporation, Morris
          Acquisition Corporation and certain stockholders of Katz Media Group,
          Inc. (1)

   2.5    Management Tender Agreement, dated as of July 14, 1997, among
          Chancellor Broadcasting Company, Evergreen Media Corporation, Morris
          Acquisition Corporation and certain stockholders of Katz Media Group,
          Inc. (1)

   2.6 Amended and Restated Merger Agreement, dated as of July 31, 1997, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting
          Company, Evergreen Media Corporation, Evergreen Mezzanine Holdings
          Corporation and Evergreen Media Corporation of Los Angeles (2)

   3.7    Second Restated Certificate of Incorporation of Chancellor
          Broadcasting Company, as amended (3)

   3.8 Certificate of Incorporation of Chancellor Radio Broadcasting Company, as amended (4)

   3.9    Certificate of Incorporation of Chancellor Broadcasting Licensee
          Company (5)

   3.10   Second Restated Bylaws of Chancellor Broadcasting Company (3)

   3.11   Bylaws of Chancellor Radio Broadcasting Company, as amended (5)

   3.12   Bylaws of Chancellor Broadcasting Licensee Company (5)

   3.13   Certificate of Designations for the 12 1/4% Series A Senior Cumulative
          Exchangeable Preferred Stock of Chancellor Radio Broadcasting Company
          (6)

   3.14 Certificate of Designations for the 12% Exchangeable Preferred Stock of Chancellor Radio Broadcasting Company (7)

   3.15   Certificate of Designations for the 7% Convertible Preferred Stock of
          Chancellor Broadcasting Company (8)

   4.16   Indenture, dated as of February 14, 1996, governing the outstanding
          9 3/8% Senior Subordinated Notes due 2004 (9)

   4.17   First Supplemental Indenture, dated as of February 14, 1996, to the
          Indenture dated February 14, 1996, governing the 9 3/8% Senior
          Subordinated Notes due 2004 (3)

   4.18   Indenture, dated as of February 26, 1996, governing the 12 1/4%
          Subordinated Exchange Debentures due 2008 (3)

   4.19   Indenture, dated as of January 23, 1997, governing the 12%
          Subordinated Exchange Debentures due 2009 (7)

  EXHIBIT
    NO.                      DESCRIPTION OF DOCUMENT
  -------                    -----------------------

   4.5    Second Supplemental Indenture, dated as of April 15, 1997, to the
          Indenture dated February 14, 1996, governing the 9 3/8% Senior
          Subordinated Notes due 2004  (10)

   4.6    Indenture, dated as of June 24, 1996, governing the 83/4% Senior
          Subordinated Notes due 2007  (11)

  10.7 Amended and Restated Credit Agreement, dated as of February 14, 1996 and amended and restated as of January 23, 1997 and further amended and restated as of July 2, 1997, among Chancellor Broadcasting
          Company, Chancellor Radio Broadcasting Company, Various Banks, Goldman
          Sachs Credit Partners L.P., as documentation agent, NationsBank of
          Texas, N.A., as syndication agent, Toronto Dominion (Texas), Inc., as syndication agent, and Bankers Trust Company, as managing agent and arranger (11)

  10.8    Senior Credit Agreement, dated as of June 26, 1997, among Chancellor
          Broadcasting Company, as borrower, the lenders named therein, and Bankers Trust New York Corporation, as agent (11)

  11.1    Statement RE Computation of Per Share Earnings for Chancellor
          Broadcasting Company *

  27.1    Financial Data Schedule for Chancellor Broadcasting Company *

  27.2    Financial Data Schedule for Chancellor Radio Broadcasting Company *

  27.3    Financial Data Schedule for Chancellor Broadcasting Licensee Company *

---------------

    *     Filed herewith.

   (1) Incorporated by reference to the Schedule 14D-1 of Chancellor Broadcasting Company, Evergreen Media Corporation and Morris Acquisition Corporation with respect to the common stock of Katz Media Group, Inc., filed with the Securities and Exchange Commission on July 18, 1997.

   (2) Incorporated by reference to the Form S-4 of Evergreen Media Corporation, as filed with the Securities and Exchange Commission on August 1, 1997.

   (3) Incorporated by reference to the Annual Report on Form 10-K of Chancellor Broadcasting Company (File No. 0-27726), Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal year ended December 31, 1995.

   (4) Incorporated by reference to the Annual Report on Form 10-K of Chancellor Broadcasting Company (File No. 0-27726), Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal year ended December 31, 1996.

   (5) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-80534) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.

   (6) Incorporated by reference to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company (File No. 0-27726) for the fiscal quarter ended September 30, 1996.

   (7) Incorporated by reference to the Form 8-K filed by Chancellor Radio Broadcasting Company (File No. 33-98334) on February 6, 1997.

   (8) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) on February 6, 1997.

   (9) Incorporated by reference from the Form 8-K of Chancellor Broadcasting Company (File No. 0-27726) and Chancellor Radio Broadcasting Company (File No. 33-98334) as filed with the Securities and Exchange Commission on February 29, 1996.

   (10) Incorporated by reference from the Form 10-Q filed by Chancellor Broadcasting (File No. 0-27726), Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal quarter ended March 31, 1997.

   (11) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) and Chancellor Radio Broadcasting Company on July 17, 1997.